Form 10-Q
period 2023-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2023-11-08
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,184,989 as of October 27, 2023.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q (the "10-Q") refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$195,403	$338,234
Investments	152,349	100,330
Accounts receivable, net	107,014	99,274
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	209,747	250,301
Cash pledged or on deposit of CIP	683	644
Investments of CIP	2,069,215	2,190,113
Other assets of CIP	34,481	45,445
Furniture, equipment and leasehold improvements, net	25,503	19,123
Intangible assets, net	452,338	442,519
Goodwill	397,098	348,836
Deferred taxes, net	23,659	23,171
Other assets	97,809	94,944
Total assets	$3,765,299	$3,952,934
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$161,745	$181,805
Accounts payable and accrued liabilities	32,740	33,200
Dividends payable	16,860	15,812
Contingent consideration	94,421	128,400
Debt	273,815	255,025
Other liabilities	93,134	87,827
Liabilities of CIP
Notes payable of CIP	1,943,949	2,083,314
Securities purchased payable and other liabilities of CIP	184,817	230,897
Total liabilities	2,801,481	3,016,280
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	96,266	113,718
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,160,311 shares issued and 7,182,763 shares outstanding at September 30, 2023; and 12,033,247 shares issued and 7,181,554 shares outstanding at December 31, 2022	122	120
Additional paid-in capital	1,295,988	1,286,244
Retained earnings (accumulated deficit)	190,615	130,261
Accumulated other comprehensive income (loss)	(373)	(358)
Treasury stock, at cost, 4,977,548 and 4,851,693 shares at September 30, 2023 and December 31, 2022, respectively	(624,248)	(599,248)
Total equity attributable to Virtus Investment Partners, Inc.	862,104	817,019
Noncontrolling interests	5,448	5,917
Total equity	867,552	822,936
Total liabilities and equity	$3,765,299	$3,952,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues
Investment management fees	$184,869	$172,850	$529,326	$564,691
Distribution and service fees	14,333	15,746	42,618	52,912
Administration and shareholder service fees	19,069	20,563	55,668	66,889
Other income and fees	1,000	1,102	3,069	3,516
Total revenues	219,271	210,261	630,681	688,008
Operating Expenses
Employment expenses	101,587	88,230	304,895	283,583
Distribution and other asset-based expenses	24,157	26,818	73,332	88,247
Other operating expenses	30,494	31,096	94,707	94,367
Operating expenses of consolidated investment products ("CIP")	553	538	1,613	1,927
Change in fair value of contingent consideration	—	—	(6,800)	2,900
Restructuring expense	691	4,015	691	4,015
Depreciation expense	1,504	938	4,134	2,835
Amortization expense	15,382	14,609	45,581	43,895
Total operating expenses	174,368	166,244	518,153	521,769
Operating Income (Loss)	44,903	44,017	112,528	166,239
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	(1,918)	(2,493)	2,469	(16,018)
Realized and unrealized gain (loss) of CIP, net	(1,013)	(8,440)	(2,853)	(43,443)
Other income (expense), net	128	(659)	(1,062)	199
Total other income (expense), net	(2,803)	(11,592)	(1,446)	(59,262)
Interest Income (Expense)
Interest expense	(6,222)	(3,557)	(17,444)	(8,661)
Interest and dividend income	2,872	1,013	8,785	1,870
Interest and dividend income of investments of CIP	49,803	28,644	144,501	71,436
Interest expense of CIP	(38,218)	(20,356)	(112,153)	(46,860)
Total interest income (expense), net	8,235	5,744	23,689	17,785
Income (Loss) Before Income Taxes	50,335	38,169	134,771	124,762
Income tax expense (benefit)	12,181	10,754	31,794	43,969
Net Income (Loss)	38,154	27,415	102,977	80,793
Noncontrolling interests	(7,248)	4,265	(3,190)	1,348
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$30,906	$31,680	$99,787	$82,141
Earnings (Loss) per Share—Basic	$4.26	$4.33	$13.72	$11.05
Earnings (Loss) per Share—Diluted	$4.19	$4.25	$13.50	$10.76
Weighted Average Shares Outstanding—Basic	7,258	7,308	7,272	7,434
Weighted Average Shares Outstanding—Diluted	7,379	7,463	7,393	7,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net Income (Loss)	$38,154	$27,415	$102,977	$80,793
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $82 and $31 for the three months ended September 30, 2023 and 2022, respectively and $5 and $280 for the nine months ended September 30, 2023 and 2022	(226)	(504)	(15)	(791)
Other comprehensive income (loss)	(226)	(504)	(15)	(791)
Comprehensive income (loss)	37,928	26,911	102,962	80,002
Comprehensive (income) loss attributable to noncontrolling interests	(7,248)	4,265	(3,190)	1,348
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$30,680	$31,176	$99,772	$81,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$102,977	$80,793
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	51,017	48,143
Stock-based compensation	20,072	19,267
Amortization of deferred commissions	1,261	3,653
Payments of deferred commissions	(1,105)	(1,789)
Equity in earnings of equity method investments	810	(527)
Distributions from equity method investments	1,789	2,239
Right of use asset	—	3,222
Realized and unrealized (gains) losses on investments, net	(2,459)	16,056
Sales (purchases) of investments, net	(24,881)	(8,396)
Change in fair value of contingent consideration	(6,800)	2,900
Deferred taxes, net	2,735	(5,500)
Changes in operating assets and liabilities:
Accounts receivable, net and other assets	3,441	32,940
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(38,966)	(76,639)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(1,769)	41,312
Purchases of investments by CIP	(905,184)	(601,749)
Sales of investments by CIP	1,028,251	595,451
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(168)	(655)
Change in other assets and liabilities of CIP	(1,181)	4,129
Net cash provided by (used in) operating activities	229,840	154,850
Cash Flows from Investing Activities:
Capital expenditures	(6,438)	(5,495)
Acquisition of businesses, net of cash acquired of $4,395 and $8,443 for the nine months ended September 30, 2023 and 2022, respectively	(108,999)	(19,944)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(267)	(308)
Purchase of equity method investment	(11,645)	—
Net cash provided by (used in) investing activities	(127,349)	(25,747)
Cash Flows from Financing Activities:
Borrowings on credit agreement	50,000	—
Repayments on credit agreement	(32,063)	(12,062)
Common stock dividends paid	(38,385)	(35,244)
Repurchase of common shares	(25,000)	(80,000)
Payment of contingent consideration	(27,179)	(33,036)
Taxes paid related to net share settlement of restricted stock units	(13,436)	(16,450)
Affiliate equity sales (purchases)	(20,784)	(11,089)
Net contributions from (distributions to) noncontrolling interests	5,967	(1,091)
Financing activities of CIP:
Payments on borrowings by CIP	(317,362)	(129,996)
Borrowings by CIP	132,473	—
Net cash provided by (used in) financing activities	(285,769)	(318,968)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68)	(650)
Net increase (decrease) in cash, cash equivalents and restricted cash	(183,346)	(190,515)
Cash, cash equivalents and restricted cash, beginning of period	589,179	586,145
Cash, cash equivalents and restricted cash, end of period	$405,833	$395,630

Non-Cash Investing Activities:
Contingent consideration	$—	$1,200
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(7,170)	$(338)
Common stock dividends payable	$13,788	$12,014

(in thousands)	September 30, 2023	December 31, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$195,403	$338,234
Cash of CIP	209,747	250,301
Cash pledged or on deposit of CIP	683	644
Cash, cash equivalents and restricted cash at end of period	$405,833	$589,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at June 30, 2022	7,275,337	$120	$1,275,907	$88,196	$(267)	4,747,951	$(579,248)	$784,708	$6,997	$791,705	$139,147
Net income (loss)	—	—	—	31,680	—	—	—	31,680	151	31,831	(4,416)
Foreign currency translation adjustments	—	—	—	—	(504)	—	—	(504)	—	(504)	—
Net subscriptions (redemptions) and other	—	—	2,035	—	—	—	—	2,035	(414)	1,621	(10,289)
Cash dividends declared ($1.65 per common share)	—	—	—	(12,552)	—	—	—	(12,552)	—	(12,552)	—
Repurchases of common shares	(50,422)	—	—	—	—	50,422	(10,000)	(10,000)	—	(10,000)	—
Issuance of common shares related to employee stock transactions	7,058	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(1,166)	—	—	—	—	(1,166)	—	(1,166)	—
Stock-based compensation	—	—	5,004	—	—	—	—	5,004	—	5,004	—
Balances at September 30, 2022	7,231,973	$120	$1,281,780	$107,324	$(771)	4,798,373	$(589,248)	$799,205	$6,734	$805,939	$124,442
Balances at June 30, 2023	7,254,786	$122	$1,286,775	$174,011	$(147)	4,903,533	$(609,248)	$851,513	$5,196	$856,709	$110,399
Net income (loss)	—	—	—	30,906	—	—	—	30,906	671	31,577	6,577
Foreign currency translation adjustments	—	—	—	—	(226)	—	—	(226)	—	(226)	—
Net subscriptions (redemptions) and other	—	—	3,218	—	—	—	—	3,218	(419)	2,799	(20,710)
Cash dividends declared ($1.90 per common share)	—	—	—	(14,302)	—	—	—	(14,302)	—	(14,302)	—
Repurchases of common shares	(74,015)	—	—	—	—	74,015	(15,000)	(15,000)	—	(15,000)	—
Issuance of common shares related to employee stock transactions	1,992	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(214)	—	—	—	—	(214)	—	(214)	—
Stock-based compensation	—	—	6,209	—	—	—	—	6,209	—	6,209	—
Balances at September 30, 2023	7,182,763	$122	$1,295,988	$190,615	$(373)	4,977,548	$(624,248)	$862,104	$5,448	$867,552	$96,266

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2021	7,506,151	$119	$1,276,424	$60,962	$20	4,400,596	$(509,248)	$828,277	$8,350	$836,627	$138,965
Net income (loss)	—	—	—	82,141	—	—	—	82,141	(184)	81,957	(1,164)
Foreign currency translation adjustments	—	—	—	—	(791)	—	—	(791)	—	(791)	—
Net subscriptions (redemptions) and other	—	—	2,035	—	—	—	—	2,035	(1,432)	603	(13,359)
Cash dividends declared ($4.65 per common share)	—	—	—	(35,779)	—	—	—	(35,779)	—	(35,779)	—
Repurchases of common shares	(397,777)	—	—	—	—	397,777	(80,000)	(80,000)	—	(80,000)	—
Issuance of common shares related to employee stock transactions	123,599	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(16,450)	—	—	—	—	(16,450)	—	(16,450)	—
Stock-based compensation	—	—	19,772	—	—	—	—	19,772	—	19,772	—
Balances at September 30, 2022	7,231,973	$120	$1,281,780	$107,324	$(771)	4,798,373	$(589,248)	$799,205	$6,734	$805,939	$124,442
Balances at December 31, 2022	7,181,554	$120	$1,286,244	$130,261	$(358)	4,851,693	$(599,248)	$817,019	$5,917	$822,936	$113,718
Net income (loss)	—	—	—	99,787	—	—	—	99,787	786	100,573	2,404
Foreign currency translation adjustments	—	—	—	—	(15)	—	—	(15)	—	(15)	—
Net subscriptions (redemptions) and other	—	—	3,218	—	—	—	—	3,218	(1,255)	1,963	(19,856)
Cash dividends declared ($5.20 per common share)	—	—	—	(39,433)	—	—	—	(39,433)	—	(39,433)	—
Repurchases of common shares	(125,855)	—	—	—	—	125,855	(25,000)	(25,000)	—	(25,000)	—
Issuance of common shares related to employee stock transactions	127,064	2	(2)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(13,436)	—	—	—	—	(13,436)	—	(13,436)	—
Stock-based compensation	—	—	19,964	—	—	—	—	19,964	—	19,964	—
Balances at September 30, 2023	7,182,763	$122	$1,295,988	$190,615	$(373)	4,977,548	$(624,248)	$862,104	$5,448	$867,552	$96,266

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

The Company provides investment management and related services to institutions and individuals. The Company's investment strategies are offered to institutional clients through separate accounts and pooled, or commingled, structures. The Company’s retail investment management services are provided to individuals through products consisting of: mutual funds registered pursuant to the Investment Company Act of 1940, as amended ("U.S. retail funds"); Undertaking for Collective Investment in Transferable Securities and Qualifying Investor Funds (collectively, "global funds") and collectively with U.S. retail funds, variable insurance funds, and exchange-traded funds ("ETFs"), (the "open-end funds"); closed-end funds (collectively, with open-end funds, the "funds"); and retail separate accounts that include intermediary-sold and private client accounts. The Company also provides subadvisory services to other investment advisers and serves as the collateral manager for structured products.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Investment management fees
Open-end funds	$80,294	$80,234	$229,721	$262,486
Closed-end funds	14,673	15,773	44,025	48,887
Retail separate accounts	44,441	39,154	127,323	134,069
Institutional accounts	45,461	37,689	128,257	119,249
Total investment management fees	$184,869	$172,850	$529,326	$564,691

4. Acquisitions
AlphaSimplex Group, LLC
On April 1, 2023, the Company completed the acquisition of AlphaSimplex Group, LLC ("AlphaSimplex"), which was accounted for in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). The total purchase price paid of $113.4 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. Goodwill of $48.3 million and intangible assets of $55.4 million were recorded for the acquisition. The Company expects $103.7 million of the purchase price, related to goodwill and intangibles, to be tax deductible over 15 years. The purchase price allocation is based upon preliminary information and is subject to change if additional information becomes available. The final fair value of the net assets acquired may result in adjustments to certain assets and liabilities, including goodwill. The revenues and operating income of AlphaSimplex were not material to the Company's results of operations for the three and nine months ended September 30, 2023.

The following table summarizes the identified acquired assets and liabilities assumed as of the AlphaSimplex acquisition date:

April 1, 2023
(in thousands)
Assets:
Cash and cash equivalents	$4,395
Investments	8,567
Accounts receivable	5,422
Furniture, equipment and leasehold improvements	4,161
Intangible assets	55,400
Goodwill	48,262
Other assets	9,126
Total Assets	135,333
Liabilities:
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
The fair value of investment management agreements was estimated using a discounted cash flow method and the fair value of the trade names was estimated using a royalty savings method, each of which was prepared with the assistance of an independent valuation firm.

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

5. Goodwill and Intangible Assets, Net
Activity in goodwill was as follows:

(in thousands)
Balance at December 31, 2022	$348,836
Acquisitions	48,262
Balance at September 30, 2023	$397,098

Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2022	$756,028	$(355,807)	$400,221	$42,298	$442,519
Additions	55,400	—	55,400	—	55,400
Intangible amortization	—	(45,581)	(45,581)	—	(45,581)
Balances at September 30, 2023	$811,428	$(401,388)	$410,040	$42,298	$452,338

Definite-lived intangible asset amortization for the remainder of fiscal year 2023 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2023	$15,445
2024	56,739
2025	51,971
2026	50,991
2027	47,890
2028 and thereafter	187,004
Total	$410,040

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 16, at September 30, 2023 and December 31, 2022 were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Investment securities - fair value	$118,464	$76,999
Equity method investments (1)	22,557	11,448
Nonqualified retirement plan assets	11,328	10,154
Other investments	—	1,729
Total investments	$152,349	$100,330
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

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and separately managed accounts. The composition of the Company’s investment securities - fair value was as follows:

	September 30, 2023		December 31, 2022
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$82,156	$76,958	$67,472	$62,744
Equity securities	15,829	17,167	13,440	14,255
Debt securities	24,339	24,339	—	—
Total investment securities - fair value	$122,324	$118,464	$80,912	$76,999

For the three and nine months ended September 30, 2023, the Company recognized net realized losses of $0.1 million and net realized gains $2.1 million, respectively, related to its investment securities - fair value. For the three and nine months ended September 30, 2022, the Company recognized net realized gains of $0.4 million and $0.4 million, respectively, related to its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 16, as of September 30, 2023 and December 31, 2022 by fair value hierarchy level were as follows:
September 30, 2023

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$157,635	$—	$—	$157,635
Investment securities - fair value
Sponsored funds	76,958	—	—	76,958
Equity securities	17,167	—	—	17,167
Debt securities	—	—	24,339	24,339
Nonqualified retirement plan assets	11,328	—	—	11,328
Total assets measured at fair value	$263,088	$—	$24,339	$287,427

Liabilities
Contingent consideration	$—	$—	$54,910	$54,910
Total liabilities measured at fair value	$—	$—	$54,910	$54,910

December 31, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$287,126	$—	$—	$287,126
Investment securities - fair value
Sponsored funds	62,744	—	—	62,744
Equity securities	14,255	—	—	14,255
Nonqualified retirement plan assets	10,154	—	—	10,154
Total assets measured at fair value	$374,279	$—	$—	$374,279

Liabilities
Contingent consideration	$—	$—	$78,100	$78,100
Total liabilities measured at fair value	$—	$—	$78,100	$78,100

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

Debt securities represent investments in senior secured bank loans and are based on evaluated quotations received from independent pricing services and are categorized as Level 2 or Level 3.

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

The following tables present a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3 assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Assets
Balance at beginning of period	$—	$—	$—	$—
Purchases (sales), net	24,339	—	24,339	—
Balance at end of period	$24,339	$—	$24,339	$—

Liabilities
Balance at beginning of period	$54,910	$72,980	$78,100	$88,400
Additions for acquisition	—	—	—	1,200
Reduction for payments made	—	—	(16,390)	(19,520)
Increase (reduction) of liability related to re-measurement of fair value	—	—	(6,800)	2,900
Balance at end of period	$54,910	$72,980	$54,910	$72,980

8. Equity Transactions
Dividends Declared
On August 16, 2023, the Company declared a quarterly cash dividend of $1.90 per common share to be paid on November 15, 2023 to stockholders of record at the close of business on October 31, 2023.

Common Stock Repurchases
During the three and nine months ended September 30, 2023, the Company repurchased 74,015 and 125,855 common shares, respectively, at a weighted average price of $202.63 and $198.61 per share, respectively, for a total cost, including fees and expenses, of $15.0 million and $25.0 million, respectively, under its share repurchase program. As of September 30, 2023, 702,497 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) were as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Balance at beginning of period	$(358)	$20
Net current-period other comprehensive income (loss) (1)	(15)	(791)
Balance at end of period	$(373)	$(771)
(1)     Consists of foreign currency translation adjustments, net of tax of $5 and $280 for the nine months ended September 30, 2023 and 2022, respectively.

10. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock, may be granted to officers, employees and directors of the Company pursuant to the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At September 30, 2023, 478,711 shares of common stock remained available for issuance of the 3,370,000 shares that are authorized for issuance under the Omnibus Plan.
Stock-based compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense	$7,668	$5,148	$20,072	$19,267

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent (PSUs) that convert into RSUs after the performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.
RSU activity, inclusive of PSUs, for the nine months ended September 30, 2023 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	377,087	$178.21
Granted	207,206	$160.10
Forfeited	(35,341)	$146.07
Settled	(199,880)	$119.68
Outstanding at September 30, 2023	349,072	$204.23

For the nine months ended September 30, 2023 and 2022, a total of 77,583 and 77,508 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations. The Company paid $13.4 million and $16.5 million for the nine months ended September 30, 2023 and 2022, respectively, in minimum employee tax withholding obligations related to RSUs withheld for the net share settlements. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the nine months ended September 30, 2023, the Company granted 44,583 PSUs that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718")

and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of September 30, 2023, unamortized stock-based compensation expense for unvested RSUs and PSUs was $36.0 million with a weighted-average remaining contractual life of 1.3 years.

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
The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net Income (Loss)	$38,154	$27,415	$102,977	$80,793
Noncontrolling interests	(7,248)	4,265	(3,190)	1,348
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$30,906	$31,680	$99,787	$82,141
Shares:
Basic: Weighted-average number of shares outstanding	7,258	7,308	7,272	7,434
Plus: Incremental shares from assumed conversion of dilutive instruments	121	155	121	202
Diluted: Weighted-average number of shares outstanding	7,379	7,463	7,393	7,636
Earnings (Loss) per Share—Basic	$4.26	$4.33	$13.72	$11.05
Earnings (Loss) per Share—Diluted	$4.19	$4.25	$13.50	$10.76

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Restricted stock units	2	31	3	32
Total anti-dilutive securities	2	31	3	32

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 23.6% and 35.2% for the nine months ended September 30, 2023 and 2022, respectively. The lower estimated effective tax rate for the nine months ended September 30, 2023 was primarily due to excess tax benefits associated with stock-based compensation and the change in valuation allowances in the current year related to the tax effects of unrealized gains on certain Company investments. The higher effective tax rate in the prior year period was due to valuation allowances recorded for the tax effects of unrealized losses on certain Company investments.

13. Debt
Credit Agreement
The Company's credit agreement (the "Credit Agreement"), most recently amended on June 20, 2023, changing the base interest rate from LIBOR to SOFR, comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. On April 3, 2023, the Company borrowed $50.0 million under the revolving credit facility to partially finance its acquisition of AlphaSimplex (see Note 4 for further information). During the nine months ended September 30, 2023, the Company repaid $30.0 million and $2.1 million outstanding under the revolving credit facility and Term Loan, respectively. At September 30, 2023, $20.0 million and $259.5 million was outstanding under the revolving credit facility and Term Loan, respectively. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $5.7 million as of September 30, 2023.

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

15. Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent third-party investments in the Company's CIP and minority interests held in a consolidated affiliate. Minority interests held in the affiliate are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals (between four and seven years from their issuance) or upon certain conditions, such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. These minority interests in the affiliate are recorded at estimated redemption value within redeemable noncontrolling interests on the Company's Condensed Consolidated Balance Sheets, and any changes in the estimated redemption value are recorded on the Condensed Consolidated Statements of Operations within noncontrolling interests.

Redeemable noncontrolling interests for the nine months ended September 30, 2023 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2022	$18,268	$95,450	$113,718
Net income (loss) attributable to noncontrolling interests	772	5,245	6,017
Changes in redemption value (1)	—	(3,613)	(3,613)
Total net income (loss) attributable to noncontrolling interests	772	1,632	2,404
Affiliate equity sales (purchases)	—	(20,784)	(20,784)
Net subscriptions (redemptions) and other	6,676	(5,748)	928
Balances at September 30, 2023	$25,716	$70,550	$96,266
(1)     Relates to noncontrolling interests redeemable at other than fair value.

16. Consolidation
The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. A voting interest entity ("VOE") is consolidated when the Company is considered to have a controlling financial interest, which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity.

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

In the normal course of its business, the Company sponsors various investment products, some of which are consolidated by the Company. CIP includes both VOEs, made up primarily of open-end funds in which the Company holds a controlling financial interest, and VIEs, which consist of collateralized loan obligations ("CLO") and certain global and private funds ("GF") of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on net income (loss) attributable to Virtus Investment Partners, Inc. The Company's risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company's investments in, and fees generated from, these products.

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023			December 31, 2022
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	GFs		CLOs	GFs
Cash and cash equivalents	$865	$208,056	$1,509	$1,153	$249,003	$789
Investments	19,147	1,978,308	71,760	24,669	2,106,764	58,680
Other assets	110	33,143	1,228	295	43,993	1,157
Notes payable	—	(1,943,949)	—	—	(2,083,314)	—
Securities purchased payable and other liabilities	(547)	(183,520)	(750)	(573)	(230,141)	(183)
Noncontrolling interests	(6,451)	(5,448)	(19,265)	(7,879)	(5,917)	(10,389)
Net interests in CIP	$13,124	$86,590	$54,482	$17,665	$80,388	$50,054

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. The financial information of certain CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included. At September 30, 2023, the Company consolidated eight CLOs. During the month of September 2023, one of the CLOs was issued and the Company made a $26.4 million investment in the subordinated notes.

Investments of CLOs
The CLOs held investments of $2.0 billion at September 30, 2023 consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2023 and 2032 and pay interest at LIBOR or SOFR plus a spread. The CLOs have a reinvestment period where any prepayments received on bank loan investments may be reinvested. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note payable obligations. The reinvestment periods end between October 2019 and October 2026, depending on the CLO. At September 30, 2023, the fair value of the bank loan investments was less than the unpaid principal (par) balance by $107.0 million. At September 30, 2023, there were no material collateral assets in default.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.2 billion at September 30, 2023, consisting of senior secured floating rate notes payable with a par value of $1.9 billion and subordinated notes with a par value of $237.4 million. These note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.8% to 9.1%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2027 to October 2034.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at September 30, 2023, as shown in the table below:

(in thousands)
Subordinated notes	$85,556
Accrued investment management fees	1,034
Total Beneficial Interests	$86,590

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Nine Months Ended September 30, 2023
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(3,317)
Interest income	140,078
Total Income	136,761

Expenses:
Other operating expenses	1,236
Interest expense	112,153
Total Expense	113,389
Noncontrolling interests	(786)
Net Income (Loss) Attributable to CLOs	$22,586

The following table represents the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Nine Months Ended September 30, 2023
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$15,907
Investment management fees	6,679
Total Economic Interests	$22,586

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by fair value hierarchy level were as follows:
As of September 30, 2023

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$208,056	$—	$—	$208,056
Debt investments	167	1,976,568	61,939	2,038,674
Equity investments	28,761	437	1,343	30,541
Total assets measured at fair value	$236,984	$1,977,005	$63,282	$2,277,271
Liabilities
Notes payable	$—	$1,943,949	$—	$1,943,949
Short sales	489	—	—	489
Total liabilities measured at fair value	$489	$1,943,949	$—	$1,944,438

As of December 31, 2022

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$249,003	$—	$—	$249,003
Debt investments	243	2,119,082	42,246	2,161,571
Equity investments	25,003	2,204	1,335	28,542
Total assets measured at fair value	$274,249	$2,121,286	$43,581	$2,439,116
Liabilities
Notes payable	$—	$2,083,314	$—	$2,083,314
Short sales	414	—	—	414
Total liabilities measured at fair value	$414	$2,083,314	$—	$2,083,728

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s CIP measured at fair value:

Level 1 assets represent cash investments in money market funds and debt and equity investments that are valued using published net asset values or the official closing price on the exchange on which the securities are traded.

Level 2 assets represent most debt securities, including bank loans and certain equity securities (including non-U.S. securities), for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service. Debt investments are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Bank loan investments, which are included as debt investments, are generally priced at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics.

Level 3 assets include debt and equity securities that are not widely traded, are illiquid or are priced by dealers based on pricing models used by market makers in the security.

Level 1 liabilities consist of short sales transactions in which a security is sold that is not owned or is owned but there is no intention to deliver, in anticipation that the price of the security will decline. Short sales are recorded on the Condensed Consolidated Balance Sheets within other liabilities of CIP and are classified as Level 1 based on the underlying equity security.

Level 2 liabilities consists of notes payables issued by CLOs and are measured using the measurement alternative in ASU 2014-13. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (i) the fair value of the beneficial interests held by the Company, and (ii) the carrying value of any beneficial interests that represent compensation for services. The fair value of the beneficial interests held by the Company is based on third-party pricing information without adjustment.

The securities purchased payable at September 30, 2023 and December 31, 2022 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Balance at beginning of period	$43,581	$3,157
Realized gains (losses), net	(4,306)	(596)
Change in unrealized gains (losses), net	3,980	(425)
Purchases	3,430	1,930
Amortization	284	9
Sales	(7,890)	(12,142)
Transfers to Level 2	(79,288)	(53,746)
Transfers from Level 2	103,491	107,622
Balance at end of period (1)	$63,282	$45,809
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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At September 30, 2023, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $25.3 million.

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

Overview
    Our Business
We provide investment management and related services to institutions and individuals. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers, each having its own distinct investment style, autonomous investment process and individual brand, as well as from select unaffiliated subadvisers for certain of our retail funds. By offering a broad array of products, we believe we can appeal to a greater number of investors and have offerings across market cycles and through changes in investor preferences. Our earnings are primarily from asset-based fees charged for services relating to these various products, including investment management, fund administration, distribution, and shareholder services.

We offer investment strategies for institutional and individual investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternatives), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our institutional products are offered through separate accounts and pooled or commingled structures to a variety of institutional clients. Our retail products include open-end funds, closed-end funds and retail separate accounts. We also provide subadvisory services to other investment advisers and serve as the collateral manager for structured products.

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

Financial Highlights
▪Net income per diluted share was $4.19 in the third quarter of 2023, a decrease of $0.06, or 1.4%, compared to net income per diluted share of $4.25 in the third quarter of 2022.
▪Total sales were $5.8 billion in the third quarter of 2023, an increase of $0.1 billion, or 1.5%, from $5.7 billion in the third quarter of 2022. Net flows were $(1.5) billion in the third quarter of 2023 compared to net flows of $(3.3) billion in the third quarter of 2022.
▪Assets under management were $162.5 billion at September 30, 2023, an increase of $17.6 billion, or 12.1%, from September 30, 2022.

AlphaSimplex
On April 1, 2023, the Company completed the acquisition of AlphaSimplex Group, LLC ("AlphaSimplex") for $113.4 million in cash at closing, including $50.0 million drawn from the Company's revolving credit facility. At September 30, 2023, the Company had repaid $30.0 million of the amount drawn on the credit facility.

Assets Under Management
At September 30, 2023, total assets under management were $162.5 billion, representing an increase of $17.6 billion, or 12.1%, from September 30, 2022, and an increase of $13.2 billion, or 8.8%, from December 31, 2022. The increase from September 30, 2022 was due to $19.3 billion of positive market performance and $7.8 billion from the acquisition of AlphaSimplex, partially offset by $6.8 billion of net outflows. The increase from December 31, 2022 was due to $10.5 billion in positive market performance and $7.8 billion from the acquisition of AlphaSimplex, partially offset by $3.4 billion of net outflows.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of September 30,		Change
(in millions)	2023	2022	$	%
Open-End Funds (1)	$54,145	$54,454	$(309)	(0.6)%
Closed-End Funds	9,472	10,146	(674)	(6.6)%
Retail Separate Accounts	38,665	33,381	5,284	15.8%
Institutional Accounts (2)	60,257	46,993	13,264	28.2%
Total	$162,539	$144,974	$17,565	12.1%
Average Assets Under Management (3)	$161,074	$172,853	$(11,779)	(6.8)%
(1)Represents assets under management of U.S. retail funds, global funds, ETFs and variable insurance funds.
(2)Represents assets under management of institutional separate and commingled accounts including structured products.
(3)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balances
–Institutional Accounts - average of month-end balances

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Open-End Funds (1)
Beginning balance	$56,828	$59,479	$53,000	$78,706
Inflows	2,687	2,880	8,248	10,956
Outflows	(4,137)	(5,689)	(13,621)	(21,710)
Net flows	(1,450)	(2,809)	(5,373)	(10,754)
Market performance	(1,034)	(2,012)	3,900	(17,919)
Other (2)	(199)	(204)	2,618	4,421
Ending balance	$54,145	$54,454	$54,145	$54,454
Closed-End Funds
Beginning balance	$10,166	$10,645	$10,361	$12,068
Inflows	—	157	24	189
Outflows	—	—	—	—
Net flows	—	157	24	189
Market performance	(504)	(531)	(300)	(1,977)
Other (2)	(190)	(125)	(613)	(134)
Ending balance	$9,472	$10,146	$9,472	$10,146
Retail Separate Accounts
Beginning balance	$38,992	$35,248	$35,352	$44,538
Inflows	1,849	1,179	4,562	4,489
Outflows	(1,524)	(1,418)	(4,246)	(4,789)
Net flows	325	(239)	316	(300)
Market performance	(652)	(1,628)	2,997	(10,857)
Other (2)	—	—	—	—
Ending balance	$38,665	$33,381	$38,665	$33,381

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Institutional Accounts (3)
Beginning balance	$62,330	$50,048	$50,663	$51,874
Inflows	1,274	1,507	6,786	7,408
Outflows	(1,648)	(1,930)	(5,173)	(6,585)
Net flows	(374)	(423)	1,613	823
Market performance	(1,434)	(2,475)	3,912	(15,144)
Other (2)	(265)	(157)	4,069	9,440
Ending balance	$60,257	$46,993	$60,257	$46,993
Total
Beginning balance	$168,316	$155,420	$149,376	$187,186
Inflows	5,810	5,723	19,620	23,042
Outflows	(7,309)	(9,037)	(23,040)	(33,084)
Net flows	(1,499)	(3,314)	(3,420)	(10,042)
Market performance	(3,624)	(6,646)	10,509	(45,897)
Other (2)	(654)	(486)	6,074	13,727
Ending balance	$162,539	$144,974	$162,539	$144,974
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
(3)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of September 30,		Change		% of Total
(in millions)	2023	2022	$	%	2023	2022
Asset Class
Equity	$87,984	$78,034	$9,950	12.8%	54.1%	53.7%
Fixed income	37,352	36,910	442	1.2%	23.0%	25.5%
Multi-asset (1)	19,937	19,364	573	3.0%	12.3%	13.4%
Alternatives (2)	17,266	10,666	6,600	61.9%	10.6%	7.4%
Total	$162,539	$144,974	$17,565	12.1%	100.0%	100.0%

(1)     Consists of strategies and client accounts with substantial holdings in at least two of the following asset classes: equity, fixed income, and alternatives.
(2)     Consists of managed futures, event-driven, real estate securities, infrastructure, long/short, and other strategies.

Average Assets Under Management and Average Fees Earned
The following tables summarize the average management fees earned in basis points and average assets under management:

	Three Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (3)
	2023	2022	2023	2022
Products
Open-End Funds (1)	51.1	46.8	$56,511	$60,185
Closed-End Funds	58.2	57.0	10,001	10,971
Retail Separate Accounts	43.3	42.2	38,992	35,248
Institutional Accounts (2)	30.3	31.3	62,368	50,668
All Products	42.0	41.5	$167,872	$157,072

	Nine Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (3)
	2023	2022	2023	2022
Products
Open-End Funds (1)	49.4	46.4	$55,591	$67,105
Closed-End Funds	57.6	57.4	$10,216	$11,379
Retail Separate Accounts	43.9	42.9	$37,247	$40,203
Institutional Accounts (2)	31.2	31.1	$58,020	$54,166
All Products	42.1	41.5	$161,074	$172,853
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

The average fee rate earned on all products for the three and nine months ended September 30, 2023 increased by 0.5 basis points and 0.6 basis points, respectively, compared to the same periods in the prior year primarily due to the addition of alternative strategies with higher fee rates from the AlphaSimplex acquisition.

Results of Operations
Summary Financial Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Investment management fees	$184,869	$172,850	$12,019	7.0%	$529,326	$564,691	$(35,365)	(6.3)%
Other revenue	34,402	37,411	(3,009)	(8.0)%	101,355	123,317	(21,962)	(17.8)%
Total revenues	219,271	210,261	9,010	4.3%	630,681	688,008	(57,327)	(8.3)%
Total operating expenses	174,368	166,244	8,124	4.9%	518,153	521,769	(3,616)	(0.7)%
Operating income (loss)	44,903	44,017	886	2.0%	112,528	166,239	(53,711)	(32.3)%
Other income (expense), net	(2,803)	(11,592)	8,789	(75.8)%	(1,446)	(59,262)	57,816	(97.6)%
Interest income (expense), net	8,235	5,744	2,491	43.4%	23,689	17,785	5,904	33.2%
Income (loss) before income taxes	50,335	38,169	12,166	31.9%	134,771	124,762	10,009	8.0%
Income tax expense (benefit)	12,181	10,754	1,427	13.3%	31,794	43,969	(12,175)	(27.7)%
Net income (loss)	38,154	27,415	10,739	39.2%	102,977	80,793	22,184	27.5%
Noncontrolling interests	(7,248)	4,265	(11,513)	(269.9)%	(3,190)	1,348	(4,538)	(336.6)%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$30,906	$31,680	$(774)	(2.4)%	$99,787	$82,141	$17,646	21.5%
Earnings (loss) per share-diluted	$4.19	$4.25	$(0.06)	(1.4)%	$13.50	$10.76	$2.74	25.5%
In the third quarter of 2023, total revenues increased 4.3% to $219.3 million from $210.3 million in the third quarter of 2022, primarily as a result of the addition of AlphaSimplex. Operating income increased $0.9 million to $44.9 million in the third quarter of 2023 compared to $44.0 million in the third quarter of 2022, due primarily to the aforementioned increased revenue, partially offset by increased operating expenses due to the addition of AlphaSimplex.

Revenues
Revenues by source were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Investment management fees
Open-end funds	$80,294	$80,234	$60	0.1%	$229,721	$262,486	$(32,765)	(12.5)%
Closed-end funds	14,673	15,773	(1,100)	(7.0)%	44,025	48,887	(4,862)	(9.9)%
Retail separate accounts	44,441	39,154	5,287	13.5%	127,323	134,069	(6,746)	(5.0)%
Institutional accounts	45,461	37,689	7,772	20.6%	128,257	119,249	9,008	7.6%
Total investment management fees	184,869	172,850	12,019	7.0%	529,326	564,691	(35,365)	(6.3)%
Distribution and service fees	14,333	15,746	(1,413)	(9.0)%	42,618	52,912	(10,294)	(19.5)%
Administration and shareholder service fees	19,069	20,563	(1,494)	(7.3)%	55,668	66,889	(11,221)	(16.8)%
Other income and fees	1,000	1,102	(102)	(9.3)%	3,069	3,516	(447)	(12.7)%
Total revenues	$219,271	$210,261	$9,010	4.3%	$630,681	$688,008	$(57,327)	(8.3)%

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management contracts, which generally require monthly or quarterly payments. Investment management fees increased by $12.0 million, or 7.0%, and decreased $35.4 million, or 6.3%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2023 was primarily due to the addition of AlphaSimplex. The decrease for the nine months ended September 30, 2023 was primarily due to lower average assets under management, partially offset by the addition of AlphaSimplex.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $1.4 million, or 9.0%, and $10.3 million, or 19.5%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year, primarily due to lower average assets for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds and certain of our closed-end funds. Fund administration and shareholder service fees decreased by $1.5 million, or 7.3%, and $11.2 million, or 16.8%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily due to the decrease in average assets under management in open-end funds during the periods as a result of market performance and net outflows.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased by $0.1 million, or 9.3%, and $0.4 million, or 12.7%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The decline was primarily due to lower redemption income as well as the decline in average other fee-earning assets in the current year periods.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Operating expenses
Employment expenses	$101,587	$88,230	$13,357	15.1%	$304,895	$283,583	$21,312	7.5%
Distribution and other asset-based expenses	24,157	26,818	(2,661)	(9.9)%	73,332	88,247	(14,915)	(16.9)%
Other operating expenses	30,494	31,096	(602)	(1.9)%	94,707	94,367	340	0.4%
Other operating expenses of CIP	553	538	15	2.8%	1,613	1,927	(314)	(16.3)%
Restructuring expense	691	4,015	(3,324)	(82.8)%	691	4,015	(3,324)	(82.8)%
Change in fair value of contingent consideration	—	—	—	—%	(6,800)	2,900	(9,700)	(334.5)%
Depreciation expense	1,504	938	566	60.3%	4,134	2,835	1,299	45.8%
Amortization expense	15,382	14,609	773	5.3%	45,581	43,895	1,686	3.8%
Total operating expenses	$174,368	$166,244	$8,124	4.9%	$518,153	$521,769	$(3,616)	(0.7)%

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses for the three and nine months ended September 30, 2023 were $101.6 million and $304.9 million, respectively, which represented an increase of $13.4 million, or 15.1%, and $21.3 million, or 7.5%, respectively, compared to the same periods in the prior year. The increases were primarily due to the addition of AlphaSimplex, which includes retention payments to employees as part of the transaction consideration that were classified as employment expense.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the period commissions are recovered from distribution fee revenues and contingent sales charges received upon redemption of shares. During the three and nine months ended September 30, 2023, distribution and other asset-based expenses decreased $2.7 million, or 9.9%, and $14.9 million, or 16.9%, respectively, compared to the same periods in the prior year primarily due to a decrease in assets under management in share classes that have asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel-and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses decreased $0.6 million, or 1.9%, and increased $0.3 million, or 0.4%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The decrease in the three-month period ended September 30, 2023 was primarily attributable to lower legal expenses and other third-party support costs partially offset by the addition of AlphaSimplex. The increase for the nine-month period ended September 30, 2023 was primarily due to the addition of AlphaSimplex, partially offset by a decrease in other third-party support costs.

Other Operating Expenses of CIP
Other operating expenses of CIP remained consistent during the three and nine months ended September 30, 2023 compared to the respective periods in the prior year.

Change in Fair Value of Contingent Consideration
Contingent consideration related to the Company's acquisitions are fair valued on each reporting date taking into consideration changes in various estimates, including underlying performance estimates, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The $9.7 million change in fair value of contingent consideration for the nine months ended September 30, 2023 compared to the respective period in the prior year was primarily attributable to changes in underlying performance estimates and discount rates.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense increased $0.6 million, or 60.3%, and $1.3 million, or 45.8%, for the three and nine months ended September 30, 2023, respectively, compared to the respective periods in the prior year. The increases were primarily due to the addition of AlphaSimplex, as well as software and equipment purchases made in the current year periods.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased $0.8 million, or 5.3%, and $1.7 million, or 3.8%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year, primarily due to the addition of AlphaSimplex.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$(1,918)	$(2,493)	$575	(23.1)%	$2,469	$(16,018)	$18,487	(115.4)%
Realized and unrealized gain (loss) of CIP, net	(1,013)	(8,440)	7,427	(88.0)%	(2,853)	(43,443)	40,590	(93.4)%
Other income (expense), net	128	(659)	787	(119.4)%	(1,062)	199	(1,261)	(633.7)%
Total Other Income (Expense), net	$(2,803)	$(11,592)	$8,789	(75.8)%	$(1,446)	$(59,262)	$57,816	(97.6)%

Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three and nine months ended September 30, 2023 by $0.6 million and $18.5 million, respectively, compared to the same periods in the prior year. The realized and unrealized gains and losses reflect changes in overall market conditions for the respective periods.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed by $7.4 million and $40.6 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The change for the three months ended September 30, 2023 consisted primarily of unrealized gains of $41.8 million due to changes in market values of leveraged loans, partially offset by changes in unrealized losses of $34.4 million related to the value of the notes payable. The change for the nine months ended September 30, 2023 consisted primarily of unrealized gains of $124.8 million due to changes in market values of leveraged loans, partially offset by changes in unrealized losses of $84.2 million related to the value of the notes payable.

Other income (expense), net
Other income (expense), net changed by $0.8 million and $1.3 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily due to changes in the gains and losses on our equity method investments.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Interest Income (Expense)
Interest expense	$(6,222)	$(3,557)	$(2,665)	74.9%	$(17,444)	$(8,661)	$(8,783)	101.4%
Interest and dividend income	2,872	1,013	1,859	183.5%	8,785	1,870	6,915	369.8%
Interest and dividend income of investments of CIP	49,803	28,644	21,159	73.9%	144,501	71,436	73,065	102.3%
Interest expense of CIP	(38,218)	(20,356)	(17,862)	87.7%	(112,153)	(46,860)	(65,293)	139.3%
Total Interest Income (Expense), net	$8,235	$5,744	$2,491	43.4%	$23,689	$17,785	$5,904	33.2%

Interest Expense
Interest expense increased $2.7 million, or 74.9%, and $8.8 million, or 101.4%, during the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increases were attributable to higher average interest rates and higher average debt balances during the current year periods.

Interest and Dividend Income
Interest and dividend income increased $1.9 million, or 183.5%, and $6.9 million, or 369.8%, during the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increases were primarily attributable to higher interest earned on cash balances during the current year periods compared to the prior year periods.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP increased $21.2 million, or 73.9%, and $73.1 million, or 102.3%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increases were primarily due to higher average interest rates during the current year periods and the addition of a CLO in the third and fourth quarter of 2023 and 2022, respectively.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP increased $17.9 million, or 87.7%, and $65.3 million, or 139.3%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increases during the three and nine months ended September 30, 2023 were primarily due to higher average interest rates and the addition of a CLO in the third and fourth quarter of 2023 and 2022 respectively.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 23.6% and 35.2% for the nine months ended September 30, 2023 and 2022, respectively. The lower estimated effective tax rate for the nine months ended September 30, 2023 was primarily due to excess tax benefits associated with stock-based compensation and the change in valuation allowances in the current year related to the tax effects of unrealized gains on certain of our investments. The higher effective tax rate in the prior-year period was due to valuation allowances recorded for the tax effects of unrealized losses on certain of our investments.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	September 30, 2023	December 31, 2022	Change
(in thousands)			$	%
Balance Sheet Data
Cash and cash equivalents	$195,403	$338,234	$(142,831)	(42.2)%
Investments	152,349	100,330	52,019	51.8%
Contingent consideration	94,421	128,400	(33,979)	(26.5)%
Debt	273,815	255,025	18,790	7.4%
Redeemable noncontrolling interests	96,266	113,718	(17,452)	(15.3)%
Total equity	867,552	822,936	44,616	5.4%

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Cash Flow Data
Provided by (Used in):
Operating activities	$229,840	$154,850	$74,990	48.4%
Investing activities	(127,349)	(25,747)	(101,602)	394.6%
Financing activities	(285,769)	(318,968)	33,199	(10.4)%

Overview
At September 30, 2023, we had $195.4 million of cash and cash equivalents and $152.3 million of investments, which included $118.5 million of investment securities, compared to $338.2 million of cash and cash equivalents and $100.3 million of investments, which included $77.0 million of investment securities, at December 31, 2022.

Uses of Capital
Our main uses of capital related to operating activities comprise employee compensation and related benefit costs, other operating expenses, which primarily consist of investment research, technology costs, professional fees, distribution and occupancy costs, interest on our indebtedness and income taxes. Annual incentive compensation, which is one of the largest annual operating cash expenditures, is typically paid in the first quarter of the year. In the first quarters of 2023 and 2022, we paid $142.1 million and $151.6 million, respectively, in incentive compensation earned during the years ended December 31, 2022 and 2021, respectively.

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

Capital and Reserve Requirements
We operate an SEC registered broker-dealer subsidiary that is subject to certain rules regarding minimum net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements or interruption of our business. At September 30, 2023, our broker-dealer net capital was significantly greater than the required minimum.

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

Operating Cash Flow
Net cash provided by operating activities of $229.8 million for the nine months ended September 30, 2023 increased by $75.0 million from net cash provided by operating activities of $154.9 million for the same period in the prior year primarily due to an increase of $129.9 million in net sales of investments by CIP.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities was $127.3 million for the nine months ended September 30, 2023 compared to net cash used in investing activities of $25.7 million in the same period for the prior year. The increase in cash used in investing activities during the nine months ended September 30, 2023 compared to the prior year period was primarily due to the acquisition of AlphaSimplex.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and changes to noncontrolling interests. Net cash used in financing activities decreased by $33.2 million to $285.8 million for the nine months ended September 30, 2023 from $319.0 million for the nine months ended September 30, 2022. The net change was primarily due to a $55.0 million decrease in share repurchases and an increase of $30.0 million in net borrowings on the credit agreement in the current year, partially offset by a $54.9 million increase on the repayment on borrowings of CIP.

Credit Agreement
The Company's credit agreement (the "Credit Agreement"), most recently amended on June 20, 2023, changing the base interest rate from LIBOR to SOFR, comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. During the nine months ended September 30, 2023, the Company repaid $30.0 million and $2.1 million outstanding under the revolving credit facility and Term Loan, respectively. At September 30, 2023, $20.0 million and $259.5 million were outstanding under the revolving credit facility and Term Loan, respectively. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $5.7 million as of September 30, 2023.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2022 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended September 30, 2023.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and nine months ended September 30, 2023, there were no material changes to the information contained in Part II, Item 7A of the Company's 2022 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
An aggregate of 5,680,045 shares of our common stock have been authorized to be repurchased under a share repurchase program since it was initially approved in 2010 by our Board of Directors. As of September 30, 2023, 702,497 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions, tax and other financial considerations. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended September 30, 2023.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1-31, 2023	1,900	$206.69	1,900	774,612
August 1-31, 2023	43,618	$201.82	43,618	730,994
September 1-30, 2023	28,497	$203.60	28,497	702,497
Total	74,015		74,015

(1)Average price paid per share is calculated on a settlement basis and excludes commissions.
(2)The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in May 2022. This repurchase program is not subject to an expiration date.

Item 5.    Other Information
During the three months ended September 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2023

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)