Form 10-K
period 2023-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2024-02-28
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Registrant's telephone number, including area code:
(800) 248-7971
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	VRTS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the NASDAQ Global Market) as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $1.34 billion. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.
There were 7,087,728 shares of the registrant's common stock outstanding on February 9, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement that will be filed with the SEC in connection with the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

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

Our Business
We provide investment management and related services to institutions and individuals. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers, each having its own distinct investment style, autonomous investment process, individual brand, as well as from select unaffiliated managers for certain of our retail funds. By offering a broad array of products, we believe we can appeal to a greater number of investors and have offerings across market cycles and through changes in investor preferences. Through our multi-manager model, we provide our affiliated managers with retail and institutional distribution capabilities and business and operational support.

We offer investment strategies for institutional and individual investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternatives), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our products include mutual funds registered pursuant to the Investment Company Act of 1940, as amended ("U.S. retail funds"); Undertaking for Collective Investment in Transferable Securities and Qualifying Investor Funds (collectively, "global funds") and collectively with U.S. retail funds, variable insurance funds, exchange-traded funds ("ETFs"), the "open-end funds"); closed-end funds (collectively, with open-end funds, the "funds"); and retail separate accounts that include intermediary-sold and private client accounts; and institutional separate and commingled accounts, including structured products. We also provide subadvisory services to other investment advisers and serve as the collateral manager for structured products.

Our Investment Managers
We provide investment management services through our affiliated investment managers who are registered directly and indirectly as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment managers are responsible for portfolio management activities for our retail and institutional products operating under advisory, subadvisory or collateral management agreements. We also use the investment management services of select unaffiliated managers to sub-advise certain of our open- and closed-end funds. We monitor our managers' services by assessing their performance, style and consistency and the discipline with which they apply their investment process.

Our affiliated investment managers, their respective investment styles and assets under management as of December 31, 2023 were as follows:

Affiliated Manager	Headquarters	Investment Style	Assets (in billions)
AlphaSimplex Founded 1999	Boston, MA	Systematic Alternatives	$7.4
Ceredex Value Advisors Founded 1995	Orlando, FL	Value Equity	$6.2
Duff & Phelps Investment Management Founded 1932	Chicago, IL	Listed Real Assets	$12.3
Kayne Anderson Rudnick Investment Management Founded 1984	Los Angeles, CA	Quality-Focused Equity	$59.6
Newfleet Asset Management (1) Founded 2011	Hartford, CT	Multi-Sector Fixed Income	$14.7
NFJ Investment Group Founded 1989	Dallas, TX	Global Value Equity	$6.6
Seix Investment Advisors (1) Founded 1992	Park Ridge, NJ	Specialty Fixed Income	$13.1
Silvant Capital Management Founded 2008	Atlanta, GA	Growth Equity	$2.2
Stone Harbor Investment Partners (1) Founded 2006	New York, NY	Emerging Markets Debt	$5.6
Sustainable Growth Advisers Founded 2003	Stamford, CT	Global Growth Equity	$26.4
Virtus Multi-Asset (2) Founded 2022	Hartford, CT	Global Multi-Asset	$0.2
Virtus Systematic (2) Founded 2022	San Diego, CA	Systematic Global Equity	$0.4
Westchester Capital Management Founded 1989	Valhalla, NY	Event-Driven Alternatives	$3.7
Zevenbergen Capital Investments (3) Founded 1987	Seattle, WA	Disruptive Growth Equity	$1.9
(1) Operates as a division of Virtus Fixed Income Advisors LLC, a wholly owned subsidiary of the Company.
(2) Operates as a division of Virtus Investment Advisers, Inc., a wholly owned subsidiary of the Company.
(3) Affiliated through ownership of a minority interest.

Summary information regarding our select unaffiliated subadvisers, their respective investment styles and assets under management as of December 31, 2023 were as follows:

Unaffiliated Subadviser	Investment Style	Assets (in billions)
Voya Investment Management	Income & Growth and Convertible	$9.7
Other	International Growth Equity, Income-Focused Equity, Risk Managed and Quantitative	$2.3

Our Investment Products
Our assets under management are in open-end funds, closed-end funds, retail separate accounts and institutional accounts. Our earnings are primarily from asset-based fees charged for services relating to these various products, including investment management, fund administration, distribution and shareholder services.
Assets Under Management by Product as of December 31, 2023

Products	(in billions)
Open-end funds (1)	$56.1
Closed-end funds	10.0
Retail separate accounts	43.2
Institutional accounts (2)	63.0
Total Assets Under Management	$172.3
(1)Represents assets under management of U.S. retail funds, global funds, ETFs and variable insurance funds.
(2)Represents assets under management of institutional separate and commingled accounts, including structured products.

Open-End Funds
Our U.S. retail funds are offered in a variety of asset classes (domestic, global and international equity, taxable and non-taxable fixed income, multi-asset and alternatives), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our global funds are offered in select investment strategies to non-U.S. investors. Our ETFs are offered in a range of actively managed and index-based investment capabilities across multiple asset classes. Summary information about our open-end funds as of December 31, 2023 was as follows:

Asset Class	Number of Funds	Total Assets (in millions)	Advisory Fee Range % (1)
Domestic Equity	28	$20,159	2.15 - 0.29
Fixed Income	43	14,454	1.85 - 0.17
International Equity	13	3,364	1.85 - 0.21
Multi-Asset	4	5,777	0.75 - 0.45
Alternatives	17	7,456	1.65 - 0.45
Specialty Equity	10	2,937	1.80 - 0.59
Global Equity	7	1,915	1.85 - 0.55
Total Open-End Funds	122	$56,062
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

Closed-End Funds
Our closed-end funds are offered in a variety of asset classes such as equity, fixed income, multi-asset and alternatives, each of which is traded on the New York Stock Exchange. Summary information about our closed-end funds as of December 31, 2023 was as follows:

Asset Class	Number of Funds	Total Assets (in millions)	Advisory Fee Range % (1)
Multi-Asset	5	$7,058	1.00 - 0.50
Fixed Income	6	1,572	1.00 - 0.50
Equity	1	826	1.25
Alternatives	1	570	1.00
Total Closed-End Funds	13	$10,026

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
Private Client Accounts
Private client accounts are investment accounts offered by certain affiliates directly to individual investors. Services provided include wealth advisory and investment services that include third-party investment services.
The following table summarizes our retail separate accounts by asset class as of December 31, 2023:

	Total Assets
(in millions)	Intermediary-Sold Managed Accounts	Private Client Accounts
Equity
Domestic	$33,105	$29
International equity	81	—
Global equity	366	—
Specialty equity	70	—
Fixed Income
Leveraged finance	1,444	2
Investment grade	196	298
Multi-Asset (1)	175	7,435
Alternatives	1	—
Total Retail Separate Accounts	$35,438	$7,764
(1) For private client accounts, consists of individual client accounts with substantial holdings in at least two of the following asset classes: equity, fixed income, and alternatives.

Institutional Accounts
Our institutional clients include corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments. We also act as collateral manager for nine collateralized loan obligations ("CLOs"). In addition, we provide subadvisory services to unaffiliated mutual funds. Summary information about our institutional accounts as of December 31, 2023 was as follows:

Asset Class	Total Assets (in millions)
Equity
Domestic	$23,970
International	1,610
Global	8,271
Fixed Income
Leveraged finance	10,303
Investment grade	8,923
Alternatives	8,926
Multi-Asset	966
Total Institutional Accounts	$62,969

Other Fee Earning Assets
Other fee earning assets include assets for which we provide services for an asset-based fee but do not serve as the investment adviser. Other fee earning assets are not included in our assets under management. At December 31, 2023, we had $2.6 billion of other fee earning assets.

Our Investment Management, Administration and Shareholder Services
Our investment management, administration and shareholder service fees earned in each of the last three years were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Open-end funds	$305,238	$335,585	$395,152
Closed-end funds	58,136	63,841	63,301
Retail separate accounts	171,357	171,509	174,919
Institutional accounts	176,744	157,404	148,213
Total investment management fees	711,475	728,339	781,585
Administration fees	52,858	61,344	73,113
Shareholder service fees	20,999	24,518	29,418
Total	$785,332	$814,201	$884,116
Investment Management Fees
We provide investment management services through our affiliated investment managers (each an "Adviser") pursuant to investment management agreements. For our sponsored funds, we earn fees based on each fund's average daily or weekly net assets with most fee schedules providing for rate declines or "breakpoints" as asset levels increase to certain thresholds. For funds managed by subadvisers, the day-to-day investment management of the fund's portfolio is performed by the subadviser, which receives a fee based on a percentage of the management fee. Each fund bears all expenses associated with its operations. In some cases, to the extent total fund expenses exceed a specified percentage of a fund's average net assets, the Adviser has agreed to reimburse the fund's expenses in excess of that level.

For retail separate accounts and institutional accounts, investment management fees are negotiated and based primarily on portfolio size and complexity, individual client requests and investment strategy capacity, as appropriate. In certain instances, institutional fees may include performance-related fees, generally earned if the returns on the portfolios exceed agreed upon periodic or cumulative return targets, primarily benchmark indices. Fees for CLOs are generally calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed.

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

Retail
Our retail distribution resources in the U.S. consist of regional sales professionals, a national account relationship group and specialized teams for retirement and ETFs. Our U.S. retail funds and retail separate accounts are distributed through financial intermediaries. We have broad distribution access in the U.S. retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred or "recommended" lists and on fee-based advisory programs. Our private client business is marketed directly to individual clients by financial advisory teams at our affiliated investment managers.

Institutional
Our institutional distribution resources include affiliate-specific institutional sales teams primarily focused on the U.S. market, supported by shared consultant relations and U.S. and non-U.S. institutional sales distribution. Our institutional products are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporations, public and private pension plans, sovereign wealth funds and subadvisory relationships.

Our Broker-Dealer Services
We operate a broker-dealer that is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of the Financial Industry Regulatory Authority ("FINRA"). Our broker-dealer serves as the principal underwriter and distributor of our funds, provides market advisory services to sponsors of retail separate accounts, and is also a program manager and distributor of a qualified tuition plan under Section 529 of the Internal Revenue Code ("529 Plan"). Our broker-dealer is subject to, among others, the net capital rule of the Securities and Exchange Commission (the "SEC"), which is designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers.

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

Our Regulatory Matters
The financial services industry is highly regulated, regulations are complex, and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines and the suspension or expulsion of a firm and/or its employees from the industry. We are subject to regulation by the SEC, other federal and state agencies, certain international regulators, as well as FINRA and other self-regulatory organizations.

Each of our affiliated investment managers is registered directly and indirectly as an investment adviser with the SEC under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, compliance and disclosure obligations, and operational and recordkeeping requirements. Certain investment management affiliates are also members of the National Futures Association and are regulated by the U.S. Commodity Futures trading Commission ("CFTC") with respect to the management of funds and other products that utilize futures, swaps, or other CFTC regulated instruments.

Our affiliated investment managers also advise registered and unregistered funds in the U.S. and other jurisdictions and are subject to the regulatory requirements in the jurisdiction where those funds are sponsored or offered, including with respect to mutual funds and closed end funds in the U.S., the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act governs the operations of mutual funds and imposes obligations on their advisers, including investment restrictions and other governance, compliance, reporting and fiduciary obligations with respect to the management of those funds.

Affiliated investment managers operating outside of the U.S. are also subject to regulation by various regulatory authorities and exchanges in the relevant jurisdiction. Some of our investment affiliates are subject to directives and regulations in the European Union and other jurisdictions related to funds, such as the Undertakings for the Collective Investment of Transferable Securities ("UCITS") Directive and the Alternative Investment Fund Managers Directive ("AIFMD"), with respect to depository functions, remuneration policies and sanctions and other matters. Our global funds are registered with and subject to regulation by the Central Bank of Ireland. New regulations or interpretations of existing laws may result in enhanced disclosure obligations. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively.

Our broker-dealer is subject to SEC and FINRA rules and regulations, including extensive regulatory requirements related to sales practices, registration of personnel, compliance and supervision and compensation and disclosure. Sales and marketing activities of investment management services are also subject to regulation by non-U.S. authorities in the jurisdictions in which investment management products and services are offered. The ability to transact business in these jurisdictions and to conduct cross-border activities, is subject to the continuing availability of regulatory authorizations and exemptions. We have distribution teams that operate offices in the United Kingdom and Singapore and are subject to regulation by the Financial Conduct Authority and Monetary Authority of Singapore, respectively.

Due to the extensive laws and regulations to which we and our investment management affiliates are subject, we and our investment management affiliates must devote substantial time, expense, and effort to remain current on, and to address, legal and regulatory compliance matters. We and our investment management affiliates have established compliance programs to address regulatory compliance and we have experienced legal and compliance professionals in place to address these requirements. We also have established legal and regulatory advisers in each of the countries where we conduct business.

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

Human Capital
As of December 31, 2023, we employed 824 employees and operated offices throughout the U.S., and in the U.K. and Singapore. We strive to attract and retain talented individuals by creating an environment of excellence and opportunity that serves as a foundation for all employees to reach their potential and make meaningful contributions to the organization.

We offer competitive salaries and a comprehensive suite of benefits, including programs that support wellness, financial security, and professional development. As part of our offerings, we:
▪Regularly assess and benchmark our compensation and benefit practices and conduct internal and external pay comparisons to assist us in ensuring that employees are compensated fairly, equitably and competitively.
▪Offer career enhancement opportunities to maximize each employee's potential and develop leaders throughout the organization.
▪Provide an education assistance program with tuition reimbursement for employees who wish to continue their education to secure increased responsibility and growth within the organization and in their careers.
▪Offer benefits that promote financial and personal security including comprehensive medical, dental, prescription, disability and life insurance coverages as well as an employee assistance program; company match to employees' 401(k) contributions; and an employee stock purchase plan.
▪Provide wellness programs that include health screenings and wellness earned premium rebates, as well as paid time off for vacation, illness, bereavement, parental and family care leave, and volunteer activities.

We rely upon key personnel to manage our business, including senior executives, portfolio managers, securities analysts, investment advisers, sales personnel and other professionals. The retention of senior executives and key investment personnel is material to the management of our business.

Our value as a company derives from the talents and diversity of all employees, and we are committed to creating and maintaining an environment where every employee is treated with dignity and respect. The collective sum of employees' backgrounds, unique skills, and life experiences creates an environment where they and the company can achieve the highest levels of performance. Programs and practices - including those supporting workforce diversity, an inclusive culture, employee involvement in community activities and corporate philanthropy - are designed to help us deliver on our commitment to maintaining an organization that is diverse and inclusive for all employees.
▪As an employer, we prohibit any form of discrimination and have no tolerance for harassment in any form or any behavior that may contribute to a hostile, intimidating, unwelcoming, and/or inaccessible work environment.
▪Collaborative efforts with organizations, institutions, and referral sources support us in identifying diverse talent pools, increasing the diversity of potential candidates, and engaging with employees across the organization to raise the awareness of and advance our inclusion efforts.
▪Community engagement is ingrained into our culture. The Company and employees have supported a wide range of philanthropic activities that help to enrich and sustain the communities in which we have a business presence.

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

A copy of our Corporate Governance Guidelines, our Code of Conduct and the charters of our Audit Committee, Compensation Committee, and Governance Committee are posted on our website at http://ir.virtus.com under "Corporate Governance" and are available in print without charge to any person who requests copies by contacting Investor Relations by email to: investor.relations@virtus.com or by mail to Virtus Investment Partners, Inc., c/o Investor Relations, One Financial Plaza, Hartford, CT 06103. The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at http://ir.virtus.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting http://ir.virtus.com. Information contained on the website is not incorporated by reference or otherwise considered part of this document.

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
The majority of our revenues are generated from asset-based fees from investment management products and services to individuals and institutions. Therefore, if assets under management decline, our fee revenues would decline, reducing profitability as certain of our expenses are fixed or have contractual terms. Assets under management could decline due to a variety of factors including, but not limited to, the following:

▪General domestic and global economic, political and public health conditions. Capital, equity and credit markets can experience substantial volatility. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, commodity prices, currency exchange rates, national and international political circumstances and conflicts, public health issues and other conditions may impact the capital, equity and credit markets. Employment rates, economic weakness and budgetary challenges in parts of the world, uncertainty regarding governmental regulations and international trade policies, conflicts such as in Ukraine and the Middle East, concern over prospects in China and emerging markets, and growing debt for certain countries all indicate that economic and political conditions remain unpredictable. The occurrence of public health issues such as a major epidemic or pandemic that affect public health and public perception of health risk, as well as local, state and/or national government restrictive measures implemented to control such issues, could adversely affect the global financial markets, our employees and the systems we rely on. Any of the conditions listed herein, among others, may impact our assets under management.

Past volatility in the markets has highlighted the interconnection of the global economies and markets and has demonstrated how deteriorating financial condition of one institution may adversely impact the performance of other institutions. Our assets under management have exposure to many different industries and counterparties and may be exposed to credit, operational or other risk due to the default by a counterparty or client or in the event of a market failure or disruption. Negative, uncertain or diminishing investor confidence in the markets and/or adverse market conditions could result in a decrease in investor risk tolerance. Such a decrease could prompt investors to reduce their rate of investment or to partially or fully withdraw from markets, which could reduce our overall assets under management and have an adverse effect on our revenues, earnings and growth prospects. In the event of extreme circumstances, including economic, political or business or health crises, such as a widespread systemic failure in the global financial system, failures of firms that have significant obligations as counterparties, political conflicts or global pandemics, we may suffer significant declines in assets under management and severe liquidity or valuation issues.

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

Our investment management agreements are subject to renegotiation or termination on short notice, which could negatively impact our business.
Our clients include our sponsored fund investors, represented by boards of trustees or directors (the "fund boards"), managed account program sponsors, individual private clients, and institutional clients. Our investment management agreements with these clients may be terminated on short notice and without penalty. As a result, there would be little impediment for these clients to terminate our agreements. Our clients may renegotiate their investment contracts, or reduce the assets we manage for them, due to a number of reasons including, but not limited to: poor investment performance; loss of key investment personnel; a change in the client's or third-party distributors' decision makers; and reputational, regulatory or compliance issues. The fund boards may deem it to be in the best interests of a fund's shareholders to make decisions adverse to us, such as reducing the compensation paid to us, requesting that we subsidize fund expenses over certain thresholds, or imposing restrictions on our management of the fund. Under the Investment Company Act, investment management agreements automatically terminate in the event of an assignment, which may occur if, among other events, the Company undergoes a change in control, such as any person acquiring 25% of the voting rights of our common stock. If an assignment were to occur, we cannot be certain that the funds' boards and shareholders would approve a new investment management agreement. In addition, investment management agreements for the separate accounts we manage may not be assigned without the consent of the client. If an assignment occurs, we cannot be certain that the Company will be able to obtain the necessary approvals or client consents. The withdrawal, renegotiation or termination of any investment management agreement relating to a material portion of assets under management would have an adverse impact on our results of operations and financial condition.

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

At December 31, 2023, we had $258.8 million of total debt outstanding under its credit agreement, excluding debt of consolidated investment products ("CIP"), and had no borrowings outstanding under our $175.0 million revolving credit facility. Under our credit agreement, we are required to use a portion of our cash flow to service interest and make required annual principal payments, which may restrict our cash flow available for other purposes. The credit agreement also contains covenants that may limit our ability to return capital to shareholders. We cannot provide assurances that at all times in the future we will satisfy all such covenants or obtain any required waiver or amendment, in which event all indebtedness could become immediately due. Any or all of the above factors could adversely affect our financial condition or results of operations.

We may need to obtain additional capital that may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.
Our ability to meet our future cash needs is dependent upon our ability to generate or have short-term access to cash. Although we have generated sufficient cash in the past, we may not do so in the future. We had unused capacity under our revolving credit facility of $175.0 million as of December 31, 2023. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. At December 31, 2023, we had $258.8 million in debt outstanding, excluding the notes payable of our CIP for which risk of loss to the Company is limited to our $95.5 million investment in such products. (See Note 20 of our consolidated financial statements for additional information on the notes payable of the CIP). We may need to raise capital to fund new business initiatives in the future, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

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
We utilize unaffiliated subadvisers as investment managers for certain of our retail funds. Because we have no ownership interests in these firms, we do not control their business activities. Problems stemming from the business activities of those firms may negatively impact or disrupt their operations or expose them to disciplinary action or reputational harm. Furthermore, any such matters at these unaffiliated firms may have an adverse impact on our business or reputation or expose us to regulatory scrutiny, including with respect to our oversight of such firms.

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
Our primary source of distribution for retail products is through intermediaries that include third-party financial institutions such as: major wire-houses; national, regional and independent broker-dealers and financial advisors; banks and financial planners; and registered investment advisers. We are highly dependent on access to these distribution systems to raise and maintain assets under management. These distributors are generally not contractually required to distribute our products and typically offer their clients various investment products and services, including proprietary products and services, in addition to, and in competition with, our products and services. While we compensate these intermediaries pursuant to contractual agreements, we may not be able to retain access to these channels at all or at similar pricing. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have an adverse effect on our business, revenues and profitability. To the extent that existing or future intermediaries prefer to do business with our competitors, the sales of our products as well as our market share, revenues and profitability could decline.

We and our third-party service providers rely on numerous technology systems and any business interruption, security breach, or system failure could negatively impact our business and profitability.
Our technology systems, and those of third-party service providers, are critical to our operations. The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions, and provide reports and other services to clients is an essential part of our business. Any delays or inaccuracies in obtaining pricing information, processing such transactions or reports, other breaches and errors, and any inadequacies in other client service could result in reimbursement obligations or other liabilities or alienate clients and potentially give rise to claims against us. Any failure or interruption of third-party systems, whether resulting from technology or infrastructure breakdowns, defects or external causes such as fire, natural disaster, computer viruses, acts of terrorism or power disruptions, or public health events could result in financial loss, negatively impact our reputation and negatively affect our ability to do business. Although we and our third-party service providers have disaster recovery plans in place, we may nonetheless experience interruptions if a natural or man-made disaster or prolonged power outage were to occur, which could have an adverse impact on our business and profitability.

In addition, our computer systems are regularly the target of viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. The sophistication of cyber threats continues to increase, including through the use of "ransomware" and phishing attacks, and our controls and the preventative actions we take to reduce the risk of cyber incidents and protect our information systems may be insufficient to detect or prevent unauthorized access, cyber-attacks or other security breaches to our systems or those of third parties with whom we do business. Our third-party service providers' systems may also be affected by, or fail, as a result of, catastrophic events, such as fires, floods, hurricanes and tornadoes. A breach of our systems, or of those of third-party service providers, through cyber-attacks or failure to manage and sufficiently secure our technology environment could result in interruptions or malfunctions in the operations of our business, loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by a breach or to recover access to our systems, additional costs to mitigate against future incidents, and litigation costs resulting from an incident. Any of these conditions could have an adverse impact on our business and profitability.

We and certain of our third-party service providers receive and store personal information as well as non-public business information. Although we and our third-party service providers take precautions, we may still be vulnerable to hacking or other unauthorized use. A breach of the systems or hardware could result in unauthorized access to our proprietary business or client data or release of this type of data, which could subject us to legal liability or regulatory action under data protection and privacy laws, which may result in fines or penalties, the termination of existing client contracts, costly mitigation activities and harm to our reputation. The occurrence of any of these risks could have an adverse impact on our business and profitability.

We have significant capital invested in marketable securities, which exposes us to earnings volatility as the value of these investments fluctuate, as well as risk of capital loss.
We use capital to incubate new investment strategies, introduce new products or to enhance distribution access of existing products. At December 31, 2023, we had $275.6 million of such investments, comprising $180.1 million of marketable securities and $95.5 million of net investments in CLOs. These investments are in a variety of asset classes, including alternatives, fixed income and equity strategies and first-loss tranches of CLO equity. Many of these investments employ a long-term investment strategy with an optimal investment period spanning several years. Accordingly, during this investment period, the capital held in these investments may not be available for other corporate purposes without significantly diminishing our investment return. We cannot provide assurance that these investments will perform as expected. Increases or decreases in the value of these investments could increase the volatility of our earnings, and an other-than-temporary or permanent decline in the value of these investments could result in the loss of capital and have an adverse impact on our results of operations and financial condition.

LEGAL AND REGULATORY RISKS
We are subject to an extensive and complex regulatory environment and changes in regulations or failure to comply with them could adversely affect our revenues and profitability.
The investment management industry in which we operate is subject to extensive and frequently changing regulation. We are subject to regulation by the SEC, other federal and state agencies, certain international regulators, as well as FINRA and other self-regulatory organizations. Each of our affiliated investment managers and unaffiliated subadvisers is registered with the SEC under the Investment Advisers Act. There are various regulatory reform initiatives in the U.S. and other jurisdictions and new regulations or interpretations of existing laws may result in enhanced disclosure obligations which could negatively affect us or materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively.

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
Many aspects of our business involve substantial risks of liability, and there have been substantial incidences of litigation and regulatory investigations in the financial services industry in recent years, including customer claims as well as class action suits seeking substantial damages. From time to time, we and/or our sponsored funds may be named as defendants or co-defendants in lawsuits or be involved in disputes that involve the threat of lawsuits seeking substantial damages. We and/or our sponsored funds are also involved from time to time in governmental and self-regulatory organization investigations and proceedings. (See Item 3. "Legal Proceedings" for further information.)

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
We may not pay dividends as intended or at all.
The declaration, payment and determination of the amount of our quarterly dividends may change at any time. In making decisions regarding our dividends, we consider general economic and business conditions as well as our strategic plans and prospects, business and investment opportunities, financial condition and operating results, working capital requirements and anticipated cash needs, contractual and regulatory restrictions (including under the terms of our credit agreement) and other obligations, that may have implications on the payment of distributions by us to our shareholders or by our subsidiaries to us, and such other factors as we may deem relevant. Our ability to pay or increase our dividends maybe subject to restrictions under the terms of our credit agreement. We cannot make any assurances that any dividends, whether quarterly or otherwise, will continue to be paid in the future.

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
As of December 31, 2023, the Company had $829.2 million in intangible assets and goodwill. We cannot be certain that we will realize the value of such intangible assets. Our intangible assets may become impaired as a result of a variety of factors which could adversely affect our financial condition and results of operations.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, resulting from: (i) any reduction in our assets under management; (ii) inability to achieve the expected benefits of strategic transactions; (iii) withdrawal, renegotiation or termination of investment management agreements; (iv) damage to our reputation; (v) inability to satisfy financial debt covenants and required payments; (vi) inability to attract and retain key personnel; (vii) challenges from competition; (viii) adverse developments related to unaffiliated subadvisers; (ix) negative changes in key distribution relationships; (x) interruptions, breaches, or failures of technology systems; (xi) loss on our investments; (xii) lack of sufficient capital on satisfactory terms; (xiii) adverse regulatory and legal developments; (xiv) failure to comply with investment guidelines or other contractual requirements; (xv) adverse civil litigation, government investigations, or proceedings; (xvi) unfavorable changes in tax laws or limitations; (xvii) inability to make common stock dividend payments; (xviii) impediments from certain corporate governance provisions; (xix) losses or costs not covered by insurance; (xx) impairment of goodwill or other intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K and our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Item 1B.	Unresolved Staff Comments.
None.

Item 1C.	Cybersecurity
Cybersecurity Strategy and Risk Management
We maintain a cybersecurity and information protection program that is supported by policies and procedures designed to protect our systems and assets and the Company’s sensitive or confidential business information, including that entrusted to us by our clients and business partners. Identifying and assessing cybersecurity risk is integrated into our overall enterprise risk management (“ERM”) processes. Our ERM processes consider cybersecurity threat risks alongside other company risks as part of our overall management activities. Cybersecurity risks related to our business are identified and managed though a multi-faceted approach utilizing various systems, controls, and processes.

We maintain a layered security architecture as a key part of our infrastructure design and utilize our employees and managed third-party service providers to help ensure a secure environment and safeguard against a variety of threats including malware, systems intrusions, unauthorized access, data loss and other security risks. We have implemented various technology products and associated procedures, including, among others, the following:
▪Firewall protection, operating system security patches, and multi-factor authentication;
▪System security agent software, which includes encryption, malware protection, patches and virus definitions;
▪Monitoring of computer systems for unauthorized use of or access to sensitive information;
▪Web content filtering;
▪Web and network vulnerability assessments and penetration testing;
▪Monitoring emerging laws and regulations related to data protection and information security;
▪Hosting in-house production systems in geographically dispersed locations that are backed up to alternate locations; and
▪Employee cybersecurity awareness training that includes regular phishing simulations.

As part of the above processes, we engage various professional services firms that use external third-party tools to assess our internal cybersecurity programs and compliance with applicable practices and standards. Our use of these third parties allows us to leverage specialized knowledge, insights and industry best practices.

The Company’s processes to identify material risks from cybersecurity threats associated with our use of third-party service providers are included within our service provider management policy. The policy provides guidelines in performing cyber risk assessments on our critical and material third party service providers during onboarding and periodically thereafter.

The assessment of cybersecurity incidents are integrated as part of the Company's business continuity and disaster recovery program (“BCDR”). Our BCDR includes an incident response protocol that provides a framework for the assessment, response, and recovery phases for any business disruption, including cybersecurity incidents. It also incorporates various event, incident and response teams that comprise the Company's information security, risk management, compliance, legal and other functions as needed in response to any cybersecurity incidents. Our incident response protocol also provides for reporting mechanisms to senior management and our Board of Directors in the event of a material cybersecurity incident.

We have not had a cybersecurity incident that has materially affected, or was reasonably likely to, materially affect, our business strategy, results of operations or financial condition. There are risks from cybersecurity threats that if they were to occur could materially affect our business strategy, results of operations or financial condition which are further discussed in Item 1A. “Risk Factors—Risks Related to our Industry, Business and Operations—We and our third-party service providers rely on numerous technology systems and any business interruption, security breach, or system failure could negatively impact our business and profitability” of this Annual Report on Form 10-K, which should be read in conjunction with the information in this section.

Cybersecurity Governance
Our Board of Directors ("Board") oversees our risk management processes, including our risks from cybersecurity threats. As part of its ongoing responsibilities, the Board receives recurring reports from management on the Company’s cybersecurity risk environment and regularly meets with management to review the risk landscape and discuss the steps taken by management to monitor and mitigate cyber exposures. In addition, from time to time, our Chief Technology Officer and Chief Information Security Officer (“CISO”) brief the Board on the cyber-threat landscape, our information security program and other related information technology topics.

The Company maintains an Enterprise Risk Committee (“ERC”), comprising the Company executives who lead day-to-day risk management, and whose efforts are supplemented by specific risk-related committees or teams. The ERC is a cross-

functional committee that focuses on identifying and managing operational risk throughout the organization, including cybersecurity threats. The ERC has integrated cybersecurity into key elements of the Company’s ERM framework, including our BCDR planning program and service provider management policy, and personnel from our information security, risk management, compliance and legal groups are a part of the assessment and response team for cybersecurity incidents and the evaluation of third-party cybersecurity risk.

Our cybersecurity systems, controls and processes are overseen by our cybersecurity information technology team which is managed by our CISO. Our CISO has over 25 years of experience in the information technology and cybersecurity field and is a Certified Information Systems Security Professional.

Item 2.	Properties.
We lease our principal offices, which are located at One Financial Plaza, Hartford, CT 06103. In addition, we lease office space in California, Connecticut, Florida, Georgia, Illinois, Massachusetts, New Jersey, New York, Texas, Singapore and the UK.

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
Our common stock is traded on the New York Stock Exchange under the trading symbol "VRTS." As of February 9, 2024, we had 7,087,728 shares of common stock outstanding that were held by approximately 39,000 holders of record.
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

On February 21, 2024, the Company declared a quarterly cash dividend of $1.90 per common share to be paid on May 15, 2024 to shareholders of record at the close of business on April 30, 2024.

Issuer Purchases of Equity Securities
An aggregate of 5,680,045 shares of our common stock have been authorized to be repurchased under a share repurchase program since it was initially approved in 2010 by our Board of Directors. As of December 31, 2023, 604,545 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions, tax and other financial considerations. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2023, we repurchased a total of 223,807 common shares for $45.2 million. The following table sets forth information regarding our share repurchases in each month during the quarter ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1—31, 2023	2,256	$183.27	2,256	700,241
November 1—30, 2023	54,427	$196.51	54,427	645,814
December 1—31, 2023	41,269	$215.37	41,269	604,545
Total	97,952		97,952
(1)Average price paid per share is calculated on a settlement basis and excludes commissions and taxes.
(2)The share repurchases were completed pursuant to a program announced in the fourth quarter of 2010 and most recently increased in May 2022. This repurchase program is not subject to an expiration date.

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of fiscal 2023. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

Stock Performance Graph
Cumulative Total Return Among Virtus, S&P 500 Index and Peer Companies
The following graph compares the cumulative total shareholder return of Virtus since its inception with the performance of the Standard & Poor’s 500 ("S&P 500") Stock Index and a peer group index that consists of several peer companies (referred to as the "Financial Peer Group") as defined below. This graph assumes an equal investment in our common stock, the S&P 500 and the Financial Peer Group on January 2, 2009, reflects reinvested dividends, and is weighted on a market capitalization basis. Each reported data point below represents the last trading day of each calendar year. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance.

4000%
3500%
3000%
2500%
2000%
1500%
1000%
500%
0%
-500%
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
2,709%
589%
417%
VRTS
Peer Group
S&P 500

Financial Peer Group: Affiliated Managers Group, Inc., AllianceBernstein Holding L.P., Artisan Partners Asset Management Inc.*, BrightSphere Investment Group Inc.*, Cohen & Steers, Inc., Federated Hermes, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Henderson Group Plc*, T. Rowe Price Group, Inc. and Victory Capital Holdings, Inc.*

*Companies excluded from the cumulative total return table due to lack of comparative performance periods.

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Our Business
We provide investment management and related services to institutions and individuals. We use a multi-manager, multi-style approach, offering investment strategies from affiliated managers, each having its own distinct investment style, autonomous investment process and individual brand, as well as from select unaffiliated managers for certain of our retail funds. By offering a broad array of products, we believe we can appeal to a greater number of investors and have offerings across market cycles and through changes in investor preferences. Our earnings are primarily from asset-based fees charged for services relating to these various products, including investment management, fund administration, distribution, and shareholder services.

We offer investment strategies for institutional and individual investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternatives), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our institutional products are offered through institutional separate accounts and commingled accounts, including structured products to a variety of institutional clients. Our products include open-end funds, closed-end funds and retail separate accounts. We also provide subadvisory services to other investment advisers.

Our institutional distribution resources include affiliate-specific sales teams primarily focused on the U.S. market, supported by shared consultant relations and U.S. and non-U.S. institutional sales distribution. Our institutional products are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporations, public and private pension plans, sovereign wealth funds and subadvisory relationships.

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

The U.S. and global equity markets increased in value in 2023, as evidenced by increases in major indices as noted in the following table:

	December 31,		As of Change
Index	2023	2022	%
MSCI World Index	3,169	2,603	21.7%
Standard & Poor's 500 Index	4,770	3,840	24.2%
Russell 2000 Index	2,027	1,761	15.1%
Morningstar / LSTA Leveraged Loan Index	2,721	2,406	13.1%

Financial Highlights
▪Net income per diluted share was $17.71 in 2023, an increase of $2.21, or 14.3%, compared to net income per diluted share of $15.50 in 2022.
▪Total sales were $25.9 billion in 2023, a decrease of $4.4 billion, or 14.6%, from $30.3 billion in 2022. Net flows were $(7.2) billion in 2023 compared to $(13.4) billion in 2022.
▪Assets under management were $172.3 billion at December 31, 2023, an increase of $22.9 billion, or 15.3%, from $149.4 billion at December 31, 2022.

AlphaSimplex
On April 1, 2023, the Company completed the acquisition of AlphaSimplex Group, LLC ("AlphaSimplex") for $113.4 million in cash at closing, including $50.0 million drawn from the Company's revolving credit facility, that was repaid as of December 31, 2023.

Assets Under Management
At December 31, 2023, total assets under management were $172.3 billion, representing an increase of $22.9 billion, or 15.3%, from December 31, 2022. The change in total assets under management from December 31, 2022 included $24.8 billion from positive market performance and $7.8 billion from the acquisition of AlphaSimplex, partially offset by $7.2 billion of net outflows.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of December 31,		As of Change
(in millions)	2023	2022	2023 vs. 2022	%
Open-End Funds (1)	$56,062	$53,000	$3,062	5.8%
Closed-End Funds	10,026	10,361	(335)	(3.2)%
Retail Separate Accounts	43,202	35,352	7,850	22.2%
Institutional Accounts (2)	62,969	50,663	12,306	24.3%
Total	$172,259	$149,376	$22,883	15.3%
Average Assets Under Management (3)	$161,482	$166,795	$(5,313)	(3.2)%
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

Asset Flows by Product
The following table summarizes asset flows by product:

	Years Ended December 31,
(in millions)	2023	2022
Open-End Funds (1)
Beginning balance	$53,000	$78,706
Inflows	11,188	13,985
Outflows	(18,526)	(28,549)
Net flows	(7,338)	(14,564)
Market performance	8,160	(15,113)
Other (2)	2,240	3,971
Ending balance	$56,062	$53,000
Closed-End Funds
Beginning balance	$10,361	$12,068
Inflows	24	191
Outflows	—	—
Net flows	24	191
Market performance	453	(1,346)
Other (2)	(812)	(552)
Ending balance	$10,026	$10,361
Retail Separate Accounts
Beginning balance	$35,352	$44,538
Inflows	6,680	5,710
Outflows	(5,972)	(6,440)
Net flows	708	(730)
Market performance	7,141	(8,456)
Other (2)	1	—
Ending balance	$43,202	$35,352
Institutional Accounts (3)
Beginning balance	$50,663	$51,874
Inflows	7,965	10,407
Outflows	(8,579)	(8,747)
Net flows	(614)	1,660
Market performance	9,077	(12,168)
Other (2)	3,843	9,297
Ending balance	$62,969	$50,663
Total
Beginning balance	$149,376	$187,186
Inflows	25,857	30,293
Outflows	(33,077)	(43,736)
Net flows	(7,220)	(13,443)
Market performance	24,831	(37,083)
Other (2)	5,272	12,716
Ending balance	$172,259	$149,376
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
(3)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	December 31,		Change		% of Total
(in millions)	2023	2022	2023 vs. 2022	%	2023	2022
Asset Class
Equity	$96,703	$81,894	$14,809	18.1%	56.2%	54.9%
Fixed Income	37,192	36,903	289	0.8%	21.6%	24.7%
Multi-Asset (1)	21,411	19,937	1,474	7.4%	12.4%	13.3%
Alternatives (2)	16,953	10,642	6,311	59.3%	9.8%	7.1%
Total	$172,259	$149,376	$22,883	15.3%	100.0%	100.0%

(1)Consists of strategies and client accounts with substantial holdings in at least two of the following asset classes: equity, fixed income, and alternatives.
(2)Consists of managed futures, event-driven, real estate securities, infrastructure, long/short, and other strategies.

Average Assets Under Management and Average Fees Earned
The following table summarizes the average management fees earned in basis points and average assets under management:

	Years Ended December 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (3)
	2023	2022	2023	2022
Products
Open-End Funds (1)	49.5	46.6	$55,226	$64,046
Closed-End Funds	57.8	57.4	10,060	11,132
Retail Separate Accounts	43.7	42.8	37,601	38,498
Institutional Accounts (2)	31.7	31.4	58,595	53,119
All Products	42.2	41.6	$161,482	$166,795
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

The average fee rate earned on all products for 2023 increased by 0.6 basis points compared to the prior year primarily due to the addition of alternative strategies with higher fee rates from the AlphaSimplex acquisition.

Investment Performance
The following table presents a summary of investment performance by asset class measured by the percentage of assets under management exceeding their relevant benchmarks as of December 31, 2023:

	Percentage of Assets Under Management Beating Benchmark (2)
Asset Class (1)	3-Year	5-Year	10-Year
Equity	42%	70%	69%
Fixed Income	61%	77%	71%
Alternatives	59%	94%	98%
(1)Excludes closed-end funds, private client accounts, structured products and certain other multi-asset strategies.
(2)Percentage beating benchmark is reported as the percentage of assets under management that have outperformed benchmarks across the indicated periods and does not include assets without benchmarks. Performance is presented on an average annual total return basis for products with a three-, five-, and/or ten-year track record, is net of fees and is measured on a consistent basis relative to the most appropriate benchmarks. Benchmark indices are unmanaged, their returns do not reflect any fees, expenses or sales charges, and they are not available for direct investment. Past performance is not indicative of future results.

As of December 31, 2023, 38 of 77, or 49%, of our rated U.S. retail funds received an overall rating of 4 or 5 stars representing 70% of our total U.S. retail fund assets under management (1). By comparison, 32.5% of Morningstar's fund population is given a 4- or 5-star rating (2).
(1)Assets under management excludes non-rated funds. Based on institutional-class shares, except for funds without I shares, for which shares were used, or if A share rating is higher than I shares. Past performance is not indicative of future results.
(2)Morningstar ratings are based on risk-adjusted returns. Strong ratings are not indicative of positive fund performance.

Results of Operations - December 31, 2023 compared to December 31, 2022
A discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2022, which specific discussion is incorporated herein by reference.

Summary Financial Data

	Years Ended December 31,		Change
(in thousands)	2023	2022	2023 vs. 2022	%
Investment management fees	$711,475	$728,339	$(16,864)	(2.3)%
Other revenue	133,793	158,040	(24,247)	(15.3)%
Total revenues	845,268	886,379	(41,111)	(4.6)%
Total operating expenses	693,784	688,919	4,865	0.7%
Operating income (loss)	151,484	197,460	(45,976)	(23.3)%
Other income (expense), net	3,681	(51,938)	55,619	(107.1)%
Interest income (expense), net	31,399	18,366	13,033	71.0%
Income (loss) before income taxes	186,564	163,888	22,676	13.8%
Income tax expense (benefit)	45,088	57,260	(12,172)	(21.3)%
Net income (loss)	141,476	106,628	34,848	32.7%
Noncontrolling interests	(10,855)	10,913	(21,768)	(199.5)%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$130,621	$117,541	$13,080	11.1%
Earnings (loss) per share-diluted	$17.71	$15.50	$2.21	14.3%
In 2023, total revenues decreased $41.1 million, or 4.6%, to $845.3 million from $886.4 million in 2022, and operating income decreased by $46.0 million, or 23.3%, to $151.5 million in 2023 from $197.5 million in 2022, primarily as a result of lower average assets under management.

Revenues
Revenues by source were as follows:

	Years Ended December 31,		Change
(in thousands)	2023	2022	2023 vs. 2022	%
Investment management fees
Open-end funds	$305,238	$335,585	$(30,347)	(9.0)%
Closed-end funds	58,136	63,841	(5,705)	(8.9)%
Retail separate accounts	171,357	171,509	(152)	(0.1)%
Institutional accounts	176,744	157,404	19,340	12.3%
Total investment management fees	711,475	728,339	(16,864)	(2.3)%
Distribution and service fees	56,153	67,518	(11,365)	(16.8)%
Administration and shareholder service fees	73,857	85,862	(12,005)	(14.0)%
Other income and fees	3,783	4,660	(877)	(18.8)%
Total Revenues	$845,268	$886,379	$(41,111)	(4.6)%

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management agreements, which generally require monthly or quarterly payments. Investment management fees decreased by $16.9 million, or 2.3%, for the year ended December 31, 2023 compared to the prior year, primarily due to lower average assets under management, partially offset by the addition of AlphaSimplex.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $11.4 million, or 16.8%, for the year ended December 31, 2023 compared to the prior year, primarily due to lower average assets for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs and certain closed-end funds. Fund administration and shareholder service fees decreased by $12.0 million, or 14.0%, for the year ended December 31, 2023 compared to the prior year, primarily due to the decrease in average assets under management in open-end funds during the period as a result of market performance and net outflows.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased $0.9 million, or 18.8%, for the year ended December 31, 2023 compared to the prior year, primarily due to lower redemption income as well as the decline in average other fee-earning assets in the current year.

Operating Expenses
Operating expenses by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2023	2022	2023 vs. 2022	%
Operating expenses
Employment expenses	$404,742	$371,259	$33,483	9.0%
Distribution and other asset-based expenses	96,802	112,612	(15,810)	(14.0)%
Other operating expenses	125,871	126,178	(307)	(0.2)%
Other operating expenses of CIP	4,224	4,408	(184)	(4.2)%
Change in fair value of contingent consideration	(5,510)	8,020	(13,530)	(168.7)%
Restructuring expense	824	4,015	(3,191)	(79.5)%
Depreciation expense	5,804	3,923	1,881	47.9%
Amortization expense	61,027	58,504	2,523	4.3%
Total operating expenses	$693,784	$688,919	$4,865	0.7%

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $404.7 million increased $33.5 million, or 9.0%, from the prior year primarily due to the addition of AlphaSimplex, which included retention payments to employees incurred as part of the transaction consideration that were classified as employment expense.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the period commissions are recovered from distribution fee revenues and contingent sales charges received upon redemption of shares. Distribution and other asset-based expenses decreased $15.8 million, or 14.0%, compared to the prior year primarily due to a decrease in average assets under management in share classes that have asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses decreased modestly by $0.3 million, or 0.2%, for the year ended December 31, 2023 as compared to the prior year primarily due to a decrease in other third-party support costs partially offset by the addition of AlphaSimplex.

Other Operating Expenses of CIP
Other operating expenses of CIP remained consistent during the year ended December 31, 2023 compared to the prior year.

Change in Fair Value of Contingent Consideration
Contingent consideration related to the Company's acquisitions are fair valued on each reporting date incorporating changes in various estimates, including underlying performance estimates, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The $13.5 million change in fair value of contingent consideration for the year ended December 31, 2023 as compared to the prior year was primarily attributable to changes in underlying performance estimates and discount rates.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense increased $1.9 million, or 47.9%, for the year ended December 31, 2023 compared to the prior year primarily due to the addition of AlphaSimplex, as well as leasehold improvements and equipment purchases made in the current year.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased $2.5 million, or 4.3%, for the year ended December 31, 2023 compared to the prior year, primarily due to the addition of AlphaSimplex.

Other Income (Expense), net
Other Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2023	2022	2023 vs. 2022	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$6,525	$(12,489)	$19,014	(152.2)%
Realized and unrealized gain (loss) of CIP, net	(2,404)	(39,296)	36,892	(93.9)%
Other income (expense), net	(440)	(153)	(287)	187.6%
Total Other Income (Expense), net	$3,681	$(51,938)	$55,619	(107.1)%

Realized and Unrealized Gain (Loss) on Investments, net
Realized and unrealized gain (loss) on investments, net changed during the year ended December 31, 2023 by $19.0 million as compared to the prior year. The realized and unrealized gains and losses reflect changes in overall market conditions for the year.

Realized and Unrealized Gain (Loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed $36.9 million compared to the prior year. The change for the current year consisted primarily of net realized and unrealized gains of $145.8 million primarily due to changes in market values of leveraged loans, partially offset by changes in net realized and unrealized losses of $108.9 million related to the value of the notes payable.

Other Income (Expense), net
Other income (expense), net changed by $0.3 million during the year ended December 31, 2023 compared to the prior year primarily due to changes in the gains and losses on our equity method investments.

Interest Income (Expense), net
Interest Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2023	2022	2023 vs. 2022	%
Interest Income (Expense)
Interest expense	$(23,431)	$(13,173)	$(10,258)	77.9%
Interest and dividend income	12,458	4,448	8,010	180.1%
Interest and dividend income of investments of CIP	197,707	107,325	90,382	84.2%
Interest expense of CIP	(155,335)	(80,234)	(75,101)	93.6%
Total Interest Income (Expense), net	$31,399	$18,366	$13,033	71.0%

Interest Expense
Interest expense increased $10.3 million, or 77.9%, for the year ended December 31, 2023, compared to the prior year primarily due to higher average interest rates and higher average debt balances during the current year.

Interest and Dividend Income
Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income increased $8.0 million, or 180.1%, compared to the prior year due to higher average investment balances and higher interest rates during the current year compared to the prior year.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP increased $90.4 million, or 84.2%, compared to the prior year primarily attributable to higher interest earned on cash balances.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP increased by $75.1 million, or 93.6%, compared to the prior year primarily due to higher average interest rates and the addition of a CLO during the third quarter of 2023 and fourth quarter of 2022.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 24.2% and 34.9% for 2023 and 2022, respectively. The lower estimated effective tax rate for 2023 was primarily due to excess tax benefits associated with stock-based compensation and the change in valuation allowances in the current year related to the tax effects of unrealized gains on certain of our investments. The higher effective tax rate in the prior year was due to valuation allowances recorded for the tax effects of unrealized losses on certain of our investments.

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

Liquidity and Capital Resources
Certain Financial Data
The following tables summarize certain financial data relating to our liquidity and capital resources:

	December 31,		Change
(in thousands)	2023	2022	2023 vs. 2022	%
Balance Sheet Data
Cash and cash equivalents	$239,602	$338,234	$(98,632)	(29.2)%
Investments	132,696	100,330	32,366	32.3%
Contingent consideration	90,938	128,400	(37,462)	(29.2)%
Debt	253,412	255,025	(1,613)	(0.6)%
Redeemable noncontrolling interests	104,869	113,718	(8,849)	(7.8)%
Total equity	868,289	822,936	45,353	5.5%

	Years Ended December 31,		Change
(in thousands)	2023	2022	2023 vs. 2022	%
Cash Flow Data
Provided by (used in)
Operating activities	$237,157	$132,670	$104,487	78.8%
Investing activities	(129,732)	(27,467)	(102,265)	372.3%
Financing activities	(356,113)	(102,057)	(254,056)	248.9%

Overview
At December 31, 2023, we had $239.6 million of cash and cash equivalents and $132.7 million of investments, which included $97.3 million of investment securities, compared to $338.2 million of cash and cash equivalents and $100.3 million of investments, which included $77.0 million of investment securities, at December 31, 2022.

Uses of Capital
Our operating expenses consist of employee compensation and related benefit costs and, other operating expenses, which primarily consist of investment research, technology costs, professional fees, distribution and occupancy costs, as well as interest on our indebtedness and income taxes. Annual incentive compensation, the largest annual operating cash expenditure, is paid in the first quarter of the year. In 2023 and 2022, we paid approximately $142.1 million and $151.6 million, respectively, in incentive compensation earned during the years ended December 31, 2022 and 2021, respectively.

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

Capital and Reserve Requirements
We operate an SEC-registered broker-dealer subsidiary that is subject to certain rules regarding minimum net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, or interruption of our business. At December 31, 2023, our broker-dealer net capital was significantly greater than the required minimum.

Balance Sheet
Cash and cash equivalents consist of cash in banks and money market fund investments. Investments consist primarily of investments in our sponsored funds. CIP represent investment products for which we provide investment management services and where we have either a controlling financial interest or are considered the primary beneficiary of an investment product that is considered a variable interest entity.

Operating Cash Flow
Net cash provided by operating activities of $237.2 million for 2023 increased by $104.5 million from cash flows provided by operating activities of $132.7 million in 2022 primarily due to a decrease of $117.4 million in net purchases of investments by CIP.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities was $129.7 million for 2023 compared to net cash used in investing activities of $27.5 million in 2022. The increase in cash used in investing activities during 2023 compared to the prior year was primarily due to the cash used for the acquisition of AlphaSimplex.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and purchases and sales of noncontrolling interests. Net cash used in financing activities increased by $254.1 million to $356.1 million in 2023 from $102.1 million in the prior year. The increase in cash used in financing activities during 2023 compared to the prior year was primarily due to an increase of $315.1 million in net borrowings by CIP, partially offset by a $45.0 million decrease in common share repurchases during the year ended December 31, 2023 as compared to the prior year.

Credit Agreement
The Company's credit agreement (the "Credit Agreement"), most recently amended on June 20, 2023 to change the base interest rate from LIBOR to SOFR, comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. On April 3, 2023, the Company borrowed $50.0 million under the revolving credit facility to partially finance its acquisition of

AlphaSimplex (see Note 4 for further information) and repaid the entire outstanding balance prior to December 31, 2023. In addition, the Company repaid $2.8 million outstanding under the Term Loan. At December 31, 2023, $258.8 million was outstanding under the Term Loan. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Consolidated Balance Sheet net of related debt issuance costs, which were $5.4 million as of December 31, 2023.

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

We evaluate any variable interest entities ("VIEs") in which we have a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (ii) where as a group, the holders of the equity investment at risk do not possess: (x) the power through voting or similar rights to direct the activities that most significantly impact the entity's economic performance; (y) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (z) proportionate voting and economic interests and where substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is consolidated by its primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

Noncontrolling interests - Affiliate
Noncontrolling interests - affiliate represent minority interests held in a consolidated affiliate. Minority interests held in the affiliate are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals or upon certain conditions, such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. These minority interests in the affiliate are recorded at estimated redemption value within redeemable noncontrolling interests on the Company's Consolidated Balance Sheets, and any changes in the estimated redemption value are recorded on the Consolidated Statements of Operations within noncontrolling interests.

Goodwill
As of December 31, 2023, the carrying value of goodwill was $397.1 million. Goodwill represents the excess of the acquisition purchase price over the fair value of identified net assets and liabilities acquired. We have one reporting unit for purposes of assessing the carrying value of goodwill. Goodwill impairment testing is performed at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that the carrying value of the reporting unit is less than the fair value, a second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We completed our annual goodwill impairment assessment as of October 31, 2023, and no impairment was identified. For purposes of this assessment, we considered various qualitative factors including, but not limited to, certain indicators of fair value (e.g., market capitalization and market multiplies for asset managers) and determined that it was more likely than not that the fair value of our reporting unit was greater than its carrying value. Only a significant decline in the fair value of our reporting unit would indicate that an impairment may exist.

Indefinite-Lived Intangible Assets
As of December 31, 2023, the carrying value of indefinite-lived intangible assets was $42.3 million. Indefinite-lived intangible assets comprise certain fund investment management agreements and trade names. We perform indefinite-lived intangible asset impairment tests annually, or more frequently, should circumstances change, which could reduce the fair value of indefinite-lived intangible assets below their carrying value. We completed our annual impairment assessment of these assets as of October 31, 2023, and no impairments were identified. For purposes of this assessment, we considered various qualitative factors for the investment management agreement intangible assets including, but not limited to, changes in (i) assets under management, (ii) operating margins, and (iii) net cash flows generated, and we determined that it was more likely than not that the fair value of indefinite-lived intangible assets was greater than their carrying value. Only a significant decline in the fair value of the indefinite-lived intangible assets would indicate that an impairment may exist.

Definite-Lived Intangible Assets
As of December 31, 2023, the carrying value of definite-lived intangible assets was $389.8 million. Definite-lived intangible assets comprise certain investment management agreements, trade names and non-competition agreements. We monitor the useful lives of definite-lived intangible assets and revise the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on amortization expense. All amortization expense is calculated on a straight-line basis. Impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were to determine that the carrying value of the definite-lived intangible assets was less than the sum of the undiscounted cash flows expected to result from the asset, we would quantify the impairment using a discounted cash flow model.

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

Investment Management Fees
We provide investment management services pursuant to investment management agreements through our investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund's average daily or weekly net assets and are generally calculated and received on a monthly basis. For funds managed by unaffiliated subadvisers, we record investment management fees net of the subadvisory fees since we are deemed to be an agent of the fund as it relates to the services they perform, with our performance obligation being to arrange for the provision of that service and not control the specified service before it is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2023, 2022 and 2021 were $54.7 million, $77.0 million and $115.5 million, respectively.

Retail separate account fees are generally earned based on the end of the preceding or current quarter's asset values. Institutional account fees are generally earned based on an average of month-end balances. In certain instances, institutional fees may include performance related fees that are based on investment returns relative to benchmarks. Fees for structured finance products consist of senior, subordinated and, in certain instances, incentive management fees. Senior and subordinated management fees are based on the end of the preceding quarter par value of the collateral managed with subordinated fees being earned only after certain portfolio criteria are met. Incentive fees on CLOs are typically a percentage of the excess cash flows available to holders of subordinated notes, above a threshold level internal rate of return.

We rely on service providers to provide information for the pricing of the underlying investment securities for the asset values that drive our investment management fees and our assets under management. Our service providers have formal valuation policies and procedures over the valuation of investments.

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

Administration & Shareholder Service Fees
We provide administrative fund services to our U.S. retail funds, ETFs and the majority of our closed-end funds and shareholder services to our U.S. retail funds. Administration and shareholder services are performed over time. We earn fees for these services, which are calculated and paid monthly, based on each fund's average daily or weekly net assets. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds' service providers, tax services and treasury services. We also provide office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting.

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

Contingent payment obligations related to business combinations are remeasured at fair value each reporting date using a simulation model with the assistance of an independent valuation firm (level 3 fair value measurement). The change in fair value is recorded in the current period as a gain or loss. Gains and losses resulting from changes in the fair value of contingent payment obligations are reflected within change in fair value of contingent consideration on the Consolidated Statements of Operations.

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

We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities and our net interests in CIP. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2023
(in thousands)	Fair Value	10% Change
Investment securities - fair value (1)	$97,304	$9,730
Our net interest in CIP (2)	179,588	17,959
Total Investments subject to Market Risk	$276,892	$27,689

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

Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2023, we were exposed to interest rate risk as a result of approximately $184.0 million of investments in fixed- and floating-rate income products, which include our net interests in CIP. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments could change by an estimated $2.5 million.

At December 31, 2023, we had $258.8 million outstanding under our Term Loan. The applicable margin on amounts outstanding under the Credit Agreement is 2.25%, in the case of SOFR-based loans, and 1.25%, in the case of an alternate base rate loan. Given our borrowings are floating rate, we considered a hypothetical 100 basis point change in the base rate of our outstanding borrowings and determined that annual interest expense would change by an estimated $2.6 million, either an increase or decrease, depending on the direction of the change in the base rate.

Item 8.	Financial Statements and Supplementary Data.
The audited consolidated financial statements, including the Report of Independent Registered Public Accounting Firm required by this item are presented under Item 15 "Exhibits and Financial Statement Schedules" beginning on page F-1 of this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 15 "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

Item 9B.	Other Information.
During the three months ended December 31, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act (the "2024 Proxy Statement").

Item 11.	Executive Compensation.
Information required by this Item 11 is incorporated herein by reference to the 2024 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 403 of Regulation S-K is incorporated herein by reference to the 2024 Proxy Statement.

The following table sets forth information as of December 31, 2023 with respect to compensation plans under which shares of our common stock may be issued:
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	344,717	$—	478,216
Equity compensation plans not approved by security holders	—	—	—
Total	344,717	$—	478,216

(1)The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards ("RSUs") since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards.
(2)Represents shares of our common stock issuable upon the vesting of RSUs outstanding under the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). Of the 3,370,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 128,990 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is incorporated herein by reference to the 2024 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
Information required by this Item 14 is incorporated herein by reference to the 2024 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
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
3.1
Third Amended and Restated Certificate of Incorporation of the Registrant, dated May 17, 2023 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed May 18, 2023).

3.2	Amended and Restated Bylaws of the Registrant, as amended on May 17, 2023 (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed May 18, 2023).
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

(4)	Instruments Defining the Rights of Security Holders including Indentures
4.1	Description of the Registrant's Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A, filed January 12, 2024).
(10)	Material Contracts
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

10.5*	Amendment Two to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of January 1, 2024.
10.6*
Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed February 4, 2009).

10.7*
Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q, filed May 13, 2009).

10.8*
Form of Restricted Stock Unit Grant Agreement under the Virtus Investment Partners, Inc. Amended and Restated Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 9, 2023).

10.9*
Form of Performance Share Unit Grant Agreement under the Virtus Investment Partners, Inc. Amended and Restated Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed May 9, 2023).

10.10*	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K, filed February 27, 2023).
10.11*	Offer Letter from the Registrant to Barry M. Mandinach dated April 4, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, filed May 7, 2014).

Exhibit Number	Exhibit Description
10.12*	Offer Letter from the Registrant to Richard W. Smirl dated April 7, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 6, 2021).
10.13
Amended and Restated Credit Agreement, dated as of September 28, 2021, by and among Virtus Investment Partners, Inc. as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed October 4, 2021).

10.14
Amendment No. 1, dated June 20, 2023, to the Amended and Restated Credit Agreement, dated as of September 28, 2021, by and among Virtus Investment Partners, Inc. as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2023).

(21)	Subsidiaries of the Registrant
21.1	Virtus Investment Partners, Inc. Subsidiaries List.

(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Clawback Policy
101	The following information is formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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
Dated: February 28, 2024

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2024.

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
Michael A. Angerthal Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Virtus Investment Partners, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Virtus Investment Partners, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flow, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Valuation of Assets Acquired – Refer to Note 4 to the financial statements

Critical Audit Matter Description

During the year, the Company acquired AlphaSimplex Group, LLC (“ASG”), which was accounted for as a business combination. Management estimated the fair value of the assets acquired using (1) a discounted cash flow method for the investment management agreements and (2) a royalty savings method for the trade names. The determination required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rates and long-term growth rates for these assets.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of assets acquired for ASG included the following, among others:
•We tested the design and operating effectiveness of controls over valuation of the assets acquired including controls over management’s projections of future cash flows, discount rates, and long-term growth rates.
•We evaluated the reasonableness of significant business assumptions related to future cash flows by comparing the projections to historical results and certain peer companies. We also held various discussions with accounting personnel and management regarding the business assumptions utilized in the valuation models and obtained audit evidence to substantiate the assumptions therein.
•With the assistance of our internal fair value specialists we evaluated certain valuation assumptions, including discount rates and long-term growth rates.
–We evaluated the reasonableness of the valuation methodologies used by management to determine whether they were consistent with generally accepted accounting policies.
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

Valuation of Contingent Consideration – Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company periodically enters into contingent payment arrangements in connection with its business combinations or asset acquisitions.

Contingent payment obligations related to business combinations are recorded at fair value upon acquisition and are remeasured at fair value each reporting date. During the year, the contingent payment obligations associated with the 2021 acquisitions of NFJ Investment Group (“NFJ”) and Westchester Capital Management (“Westchester”) were valued to reflect remeasurement and payments made, if applicable, and changes were recorded in the current period as a change in fair value of contingent consideration on the consolidated statement of operations. Management uses simulation models to determine the fair value of the Company's estimated contingent liability given the variable nature of the arrangements and the significant management judgments in estimating revenue projections,market rate assumptions, discount rates, and risk volatility assumptions.

Contingent payment obligations related to asset acquisitions, if estimable and probable of payment, are initially recorded at their estimated value and reviewed every reporting period for changes. During the year, the contingent payment obligations associated with the 2021 asset acquisition as part of the strategic partnership with Allianz Global Investors (“AllianzGI”) was valued to reflect remeasurement and payments made, if applicable, and changes were recorded in the current period as adjustments to the initial acquisition cost, recorded as intangible assets, on the consolidated balance sheet.

The valuations of the AllianzGI, NFJ and Westchester contingent payment obligations use unobservable inputs and reflect management’s own judgments about the assumptions market participants would use in pricing the liabilities. Auditing the estimates involved a high degree of auditor judgment and an increased extent of effort. With the assistance of our internal fair value specialists, for the fair value of the business combination contingent consideration, we evaluated management’s judgments utilized within the simulation model related to revenue growth rates, discount rates, and market price of risk adjustment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the contingent consideration liability for the AllianzGI, NFJ and Westchester acquisitions included the following, among others:
•We tested the design and operating effectiveness of controls over management’s valuation of the contingent consideration liability.
•We held discussions with accounting personnel and management regarding the revenue projections utilized in the valuation models. We evaluated whether the business assumptions used were appropriate and reasonable and confirmed that the products included in the revenue projections utilized in the valuation models agreed to those within the respective acquisition agreements.
•For the AllianzGI acquisition, we evaluated the methodology used to calculate the estimated value of the contingent payment obligations to confirm it was appropriate for an asset acquisition and confirmed that the amounts recorded were based on the revenue projections and the contractual payment rate. We further evaluated whether the business assumptions used were appropriate and reasonable.
•With the assistance of our internal fair value specialists, we performed the below procedures related to the NFJ and Westchester contingent consideration liability:
–We evaluated the valuation methodology used by management to determine whether they were consistent with generally accepted accounting policies.
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

Consolidation — Consolidation of Investment Products – Refer to Notes 2 and 20 to the financial statements

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

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 28, 2024

We have served as the Company's auditor since 2018.

Virtus Investment Partners, Inc.
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$239,602	$338,234
Investments	132,696	100,330
Accounts receivable, net	109,076	99,274
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	100,732	250,301
Cash pledged or on deposit of CIP	680	644
Investments of CIP	2,082,713	2,190,113
Other assets of CIP	43,235	45,445
Furniture, equipment and leasehold improvements, net	26,216	19,123
Intangible assets, net	432,119	442,519
Goodwill	397,098	348,836
Deferred taxes, net	25,024	23,171
Other assets	89,438	94,944
Total assets	$3,678,629	$3,952,934
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$200,837	$181,805
Accounts payable and accrued liabilities	38,756	33,200
Dividends payable	17,291	15,812
Contingent consideration	90,938	128,400
Debt	253,412	255,025
Other liabilities	91,471	87,827
Liabilities of CIP
Notes payable of CIP	1,922,243	2,083,314
Securities purchased payable and other liabilities of CIP	90,523	230,897
Total liabilities	2,705,471	3,016,280
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interests	104,869	113,718
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,163,228 shares issued and 7,087,728 shares outstanding at December 31, 2023 and 12,033,247 shares issued and 7,181,554 shares outstanding at December 31, 2022	122	120
Additional paid-in capital	1,300,999	1,286,244
Retained earnings (accumulated deficit)	207,356	130,261
Accumulated other comprehensive income (loss)	(87)	(358)
Treasury stock, at cost, 5,075,500 and 4,851,693 shares at December 31, 2023 and December 31, 2022, respectively	(644,464)	(599,248)
Total equity attributable to Virtus Investment Partners, Inc.	863,926	817,019
Noncontrolling interests	4,363	5,917
Total equity	868,289	822,936
Total liabilities and equity	$3,678,629	$3,952,934
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenues
Investment management fees	$711,475	$728,339	$781,585
Distribution and service fees	56,153	67,518	90,555
Administration and shareholder service fees	73,857	85,862	102,531
Other income and fees	3,783	4,660	4,563
Total revenues	845,268	886,379	979,234
Operating Expenses
Employment expenses	404,742	371,259	358,230
Distribution and other asset-based expenses	96,802	112,612	141,039
Other operating expenses	125,871	126,178	90,134
Other operating expenses of consolidated investment products ("CIP")	4,224	4,408	3,562
Change in fair value of contingent consideration	(5,510)	8,020	12,400
Restructuring expense	824	4,015	—
Depreciation expense	5,804	3,923	3,900
Amortization expense	61,027	58,504	44,481
Total operating expenses	693,784	688,919	653,746
Operating Income (Loss)	151,484	197,460	325,488
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	6,525	(12,489)	3,907
Realized and unrealized gain (loss) of CIP, net	(2,404)	(39,296)	(1,761)
Other income (expense), net	(440)	(153)	4,230
Total other income (expense), net	3,681	(51,938)	6,376
Interest Income (Expense)
Interest expense	(23,431)	(13,173)	(9,240)
Interest and dividend income	12,458	4,448	1,364
Interest and dividend income of investments of CIP	197,707	107,325	90,080
Interest expense of CIP	(155,335)	(80,234)	(60,398)
Total interest income (expense), net	31,399	18,366	21,806
Income (Loss) Before Income Taxes	186,564	163,888	353,670
Income tax expense (benefit)	45,088	57,260	90,835
Net Income (Loss)	141,476	106,628	262,835
Noncontrolling interests	(10,855)	10,913	(54,704)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$130,621	$117,541	$208,131
Earnings (Loss) per Share-Basic	$18.02	$15.90	$27.13
Earnings (Loss) per Share-Diluted	$17.71	$15.50	$26.01
Weighted Average Shares Outstanding-Basic	7,249	7,391	7,672
Weighted Average Shares Outstanding-Diluted	7,375	7,582	8,003
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net Income (Loss)	$141,476	$106,628	$262,835
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(96), $135 and $3 for the years ended December 31, 2023, 2022 and 2021, respectively	271	(378)	(9)
Other comprehensive income (loss)	271	(378)	(9)
Comprehensive income (loss)	141,747	106,250	262,826
Comprehensive (income) loss attributable to noncontrolling interests	(10,855)	10,913	(54,704)
Comprehensive income (loss) attributable to Virtus Investment Partners, Inc.	$130,892	$117,163	$208,122

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2020	7,583,466	$118	$1,298,002	$(135,259)	$29	4,207,403	$(451,749)	$711,141	$9,799	$720,940	$115,513
Net income (loss)	—	—	—	208,131	—	—	—	208,131	817	208,948	53,887
Foreign currency translation adjustments	—	—	—	—	(9)	—	—	(9)	—	(9)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—		—	(2,266)	(2,266)	(30,435)
Cash dividends declared ($4.64 per common share)	—	—	(25,312)	(11,910)		—	—	(37,222)	—	(37,222)	—
Repurchase of common shares	(193,193)	—	—	—	—	193,193	(57,499)	(57,499)	—	(57,499)	—
Issuance of common shares related to employee stock transactions	115,878	1	65	—	—	—	—	66	—	66	—
Taxes paid on stock-based compensation	—	—	(19,509)	—	—	—	—	(19,509)	—	(19,509)	—
Stock-based compensation	—	—	23,178	—	—	—	—	23,178	—	23,178	—
Balances at December 31, 2021	7,506,151	$119	$1,276,424	$60,962	$20	4,400,596	$(509,248)	$828,277	$8,350	$836,627	$138,965
Net income (loss)	—	—	—	117,541	—	—	—	117,541	(765)	116,776	(10,148)
Foreign currency translation adjustments	—	—	—	—	(378)	—	—	(378)	—	(378)	—
Net subscriptions (redemptions) and other	—	—	2,035	—	—	—		2,035	(1,668)	367	(15,099)
Cash dividends declared ($6.30 per common share)	—	—	—	(48,242)		—	—	(48,242)	—	(48,242)	—
Repurchase of common shares	(451,097)	—	—	—	—	451,097	(90,000)	(90,000)	—	(90,000)	—
Issuance of common shares related to employee stock transactions	126,500	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(16,830)	—	—	—	—	(16,830)	—	(16,830)	—
Stock-based compensation	—	—	24,616	—	—	—	—	24,616	—	24,616	—
Balances at December 31, 2022	7,181,554	$120	$1,286,244	$130,261	$(358)	4,851,693	$(599,248)	$817,019	$5,917	$822,936	$113,718
Net income (loss)	—	—	—	130,621	—	—	—	130,621	70	130,691	10,785
Foreign currency translation adjustments	—	—	—	—	271	—	—	271	—	271	—
Net subscriptions (redemptions) and other	—	—	3,188	—	—	—		3,188	(1,624)	1,564	(19,634)
Cash dividends declared ($7.10 per common share)	—	—	—	(53,526)		—	—	(53,526)	—	(53,526)	—
Repurchase of common shares	(223,807)	—	—	—	—	223,807	(45,216)	(45,216)	—	(45,216)	—
Issuance of common shares related to employee stock transactions	129,981	2	(2)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(13,774)	—	—	—	—	(13,774)	—	(13,774)	—
Stock-based compensation	—	—	25,343	—	—	—	—	25,343	—	25,343	—
Balances at December 31, 2023	7,087,728	$122	$1,300,999	$207,356	$(87)	5,075,500	$(644,464)	$863,926	$4,363	$868,289	$104,869
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Cash Flow

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$141,476	$106,628	$262,835
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	68,437	64,215	50,769
Stock-based compensation	26,825	24,042	26,225
Amortization of deferred commissions	1,609	4,342	3,956
Payments of deferred commissions	(1,434)	(2,065)	(5,963)
Equity in earnings of equity method investments	198	(187)	(4,403)
Realized and unrealized (gains) losses on investments, net	(6,132)	13,105	(2,721)
Distributions from equity method investments	2,327	2,244	3,710
Change in fair value of contingent consideration	(5,510)	8,020	12,400
Deferred taxes, net	1,394	(1,960)	(9,664)
Right of use asset	—	3,222	—
Changes in operating assets and liabilities:
Sales (purchases) of investments, net	(16)	(9,309)	(7,952)
Accounts receivable, net and other assets	6,822	37,548	(30,057)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	3,863	(47,379)	72,628
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(4,664)	36,054	(4,264)
Purchases of investments by CIP	(1,264,708)	(939,017)	(1,176,936)
Sales of investments by CIP	1,263,580	820,497	1,454,591
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(261)	(13)	16,272
Change in other assets and liabilities of CIP	1,666	6,813	(856)
Amortization of discount on notes payable of CIP	1,685	5,870	5,159
Net cash provided by (used in) operating activities	237,157	132,670	665,729
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(8,821)	(6,582)	(5,838)
Purchase of equity method investment	(11,645)	—	—
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(267)	(308)	(13,559)
Acquisition of business, net of cash acquired of $4,395 and $8,443 and $1,197 for the years ended December 31, 2023, 2022 and 2021, respectively	(108,999)	(20,577)	(155,636)
Net cash provided by (used in) investing activities	(129,732)	(27,467)	(175,033)

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows from Financing Activities:
Borrowings and refinancing of credit agreement	50,000	—	81,155
Repayments on credit agreement	(52,750)	(12,750)	(12,513)
Payment of deferred financing costs	—	—	(7,039)
Payment of contingent consideration	(27,179)	(33,036)	—
Repurchase of common shares	(45,000)	(90,000)	(57,499)
Common stock dividends paid	(52,047)	(47,254)	(31,411)
Taxes paid related to net share settlement of restricted stock units	(13,774)	(16,830)	(19,443)
Affiliate equity sales (purchases)	(20,784)	(11,089)	—
Net contributions from (distributions to) noncontrolling interests	6,080	(5,527)	(3,270)
Financing activities of CIP
Borrowings by CIP	269,260	306,296	363,539
Payments on borrowings by CIP	(469,919)	(191,867)	(557,919)
Net cash provided by (used in) financing activities	(356,113)	(102,057)	(244,400)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	523	(112)	—
Net increase (decrease) in cash and cash equivalents	(248,165)	3,034	246,296
Cash, cash equivalents and restricted cash, beginning of year	589,179	586,145	339,849
Cash, cash equivalents and restricted cash, end of year	$341,014	$589,179	$586,145

Supplemental Disclosure of Cash Flow Information
Interest paid	$22,307	$11,134	$6,478
Income taxes paid, net	31,160	74,313	95,411
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common stock dividends payable	13,467	11,850	11,261
Contingent consideration	—	1,200	150,164
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	(7,170)	(338)	(30,550)

	December 31,
(in thousands)	2023	2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$239,602	$338,234
Cash of consolidated investment products	100,732	250,301
Cash pledged or on deposit of consolidated investment products	680	644
Cash, cash equivalents and restricted cash at end of year	$341,014	$589,179

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business
Virtus Investment Partners, Inc. (the "Company," "we," "us," "our" or "Virtus"), a Delaware corporation, operates in the investment management industry through its subsidiaries.

The Company provides investment management and related services to institutions and individuals. The Company's investment strategies are offered to institutional clients through institutional separate and commingled accounts, including structured products. The Company’s retail investment management services are provided to individuals through products consisting of: mutual funds registered pursuant to the Investment Company Act of 1940, as amended ("U.S. retail funds"); Undertaking for Collective Investment in Transferable Securities and Qualifying Investor Funds (collectively, "global funds") and collectively with U.S. retail funds, variable insurance funds, and exchange-traded funds ("ETFs"), (the "open-end funds"); closed-end funds (collectively, with open-end funds, the "funds"); and retail separate accounts that include intermediary-sold and private client accounts. The Company also provides subadvisory services to other investment advisers.

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

Noncontrolling interests - affiliate
Noncontrolling interests - affiliate represent minority interests held in a consolidated affiliate. Minority interests held in the affiliate are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals or upon certain conditions, such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. These minority interests in the affiliate are recorded at estimated redemption value within redeemable noncontrolling interests on the Company's Consolidated Balance Sheets, and any changes in the estimated redemption value are recorded on the Consolidated Statements of Operations within noncontrolling interests.

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

Non-qualified Retirement Plan Assets and Liabilities
The Company has a non-qualified retirement plan (the "Excess Incentive Plan") that allows certain employees to voluntarily defer compensation. Assets held in trust, which are considered investment securities, are included in investments at fair value in accordance with ASC 820, Fair Value Measurement ("ASC 820"); the associated obligations to participants, which approximate the fair value of the associated assets, are included in other liabilities on the Consolidated Balance Sheets. (See Note 6 for additional information related to the Excess Incentive Plan.)

Notes to Consolidated Financial Statements—(Continued)

Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years for furniture and office equipment and three years for computer equipment and software. Leasehold improvements are depreciated over the shorter of the remaining estimated lives of the related leases or useful lives of the improvements. Major renewals or betterments are capitalized, and recurring repairs and maintenance are expensed as incurred.

Leases
The Company leases office space and equipment under various leasing arrangements. In accordance with ASC 842, Leases, the Company's leases are evaluated and classified as either financing leases or operating leases, as appropriate. The Company recognizes a lease liability and a corresponding right of use ("ROU") asset on the commencement date of any lease arrangement. The lease liability is initially measured at the present value of the future lease payments over the lease term using the rate implicit in the arrangement or, if not readily determinable, the Company's incremental borrowing rate. The Company determines its incremental borrowing rate through market sources, including relevant industry rates. A ROU asset is measured initially as the value of the lease liability plus initial direct costs and prepaid lease payments, and less lease incentives received. Lease expense is recognized on a straight-line basis over the lease term and is recorded within other operating expenses on the Consolidated Statement of Operations.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of business combinations over the identified assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized. The Company has a single reporting unit for the purpose of assessing potential impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company's business. The Company follows Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment, which provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company's 2023 and 2022 annual goodwill impairment analysis did not result in any impairment charges.

Definite-lived intangible assets are comprised of certain investment management agreements, trade names, non-competition agreements and software. These assets are amortized on a straight-line basis over the estimated useful lives of such assets, which range from 4 to 16 years. Definite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the definite-lived intangible asset may not be recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and an impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows.

Indefinite-lived intangible assets are comprised of certain trade names and fund investment management agreements. These assets are tested for impairment annually or when events or changes in circumstances indicate the assets might be impaired. The Company follows ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The Company's 2023 and 2022 annual indefinite-lived intangible assets impairment analysis did not result in any impairment charges.

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

Notes to Consolidated Financial Statements—(Continued)

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

Investment Management Fees
The Company provides investment management services pursuant to investment management agreements through its investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund's average daily or weekly net assets and are generally calculated and received on a monthly basis. For funds managed by unaffiliated subadvisors, the Company records fees net of the subadvisory fees, as the Company is deemed to be the agent as it relates to the services performed by unaffiliated subadvisers, with the Company's performance obligation being to arrange for the provision of that service and not control the specified service before it is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2023, 2022 and 2021 were $54.7 million, $77.0 million and $115.5 million, respectively.

Retail separate account fees are generally earned based on the end of the preceding or current quarter's asset values. Institutional account fees are generally earned based on an average of daily or month-end balances or the current quarter's asset values. Fees for structured finance products are generally earned at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed.

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

Notes to Consolidated Financial Statements—(Continued)

Administration and Shareholder Service Fees
The Company provides administrative fund services to its U.S. retail funds, and certain of its closed-end funds and shareholder services to its open-end funds. Administration and shareholder services are performed over time. The Company earns fees for these services, which are calculated and paid monthly, based on each fund's average daily or weekly net assets. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds' service providers, tax services and treasury services. The Company also provides office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting.

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

Notes to Consolidated Financial Statements—(Continued)

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

Recent Accounting Pronouncements
New Accounting Standards Not Yet Implemented
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This standard updates reportable segment disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and provides new segment disclosure requirements for entities with a single reportable segment. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, with the amendments to be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This standard updates income tax disclosure requirements by requiring disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

3. Revenues
Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Investment management fees
Open-end funds	$305,238	$335,585	$395,152
Closed-end funds	58,136	63,841	63,301
Retail separate accounts	171,357	171,509	174,919
Institutional accounts	176,744	157,404	148,213
Total investment management fees	$711,475	$728,339	$781,585

4. Acquisitions
AlphaSimplex Group, LLC
On April 1, 2023, the Company completed the acquisition of AlphaSimplex Group, LLC ("AlphaSimplex"), which was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). The total purchase price paid of $113.4 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. Goodwill of $48.3 million and intangible assets of $55.4 million were recorded for the acquisition. The Company expects $103.7 million of the purchase price, related to goodwill and intangibles, to be tax deductible over 15 years. The revenues and operating income of AlphaSimplex were not material to the Company's results of operations for the year ended December 31, 2023.

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

Notes to Consolidated Financial Statements—(Continued)

Identifiable Intangible Assets Acquired
In connection with the allocation of the AlphaSimplex purchase price, the Company identified the following intangible assets:

	April 1, 2023
	Approximate Fair Value (in thousands)	Weighted Average of Useful Life (in years)
Definite-lived intangible assets:
Investment management agreements	$52,000	10.5
Trade names	3,400	9.0
Total definite-lived intangible assets	$55,400
The fair value of investment management agreements was estimated using a multi-period excess earnings method and the fair value of the trade names was estimated using a relief-from-royalty method, each of which was prepared with the assistance of an independent valuation firm.

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

5. Goodwill and Other Intangible Assets
Activity in goodwill was as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Balance, beginning of period	$348,836	$338,406
Acquisitions	48,262	10,430
Balance, end of period	$397,098	$348,836
Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances of December 31, 2021	$755,576	$(297,303)	$458,273	$42,298	$500,571
Additions	10,800	—	10,800	—	10,800
Adjustments	(10,348)	—	(10,348)	—	(10,348)
Intangible amortization	—	(58,504)	(58,504)	—	(58,504)
Balances of December 31, 2022	756,028	(355,807)	400,221	42,298	442,519
Additions	55,400	—	55,400	—	55,400
Adjustments	(4,773)	—	(4,773)	—	(4,773)
Intangible amortization	—	(61,027)	(61,027)	—	(61,027)
Balances of December 31, 2023	$806,655	$(416,834)	$389,821	$42,298	$432,119

Notes to Consolidated Financial Statements—(Continued)

Definite-lived intangible asset amortization for the next five and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
2024	$56,299
2025	51,532
2026	50,552
2027	47,450
2028	41,787
2029 and thereafter	142,201
Total	$389,821

At December 31, 2023, the weighted average estimated remaining amortization period for definite-lived intangible assets was 8.2 years.

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of CIP discussed in Note 20, at December 31, 2023 and 2022, were as follows:

	December 31,
(in thousands)	2023	2022
Investment securities - fair value	$97,304	$76,999
Equity method investments (1)	22,710	11,448
Nonqualified retirement plan assets	12,682	10,154
Other investments	—	1,729
Total investments	$132,696	$100,330
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

Investment Securities - Fair Value
Investment securities - fair value consist of investments in the Company's sponsored funds and separately managed accounts. The composition of the Company's investment securities - fair value was as follows:

	December 31, 2023		December 31, 2022
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value:
Sponsored funds	$80,794	$77,433	$67,472	$62,744
Equity securities	16,353	19,871	13,440	14,255
Total investment securities - fair value	$97,147	$97,304	$80,912	$76,999

For the years ended December 31, 2023, 2022 and 2021, the Company recognized a net realized gain of $2.1 million, a net realized loss of $1.4 million, and a net realized gain of $5.0 million, respectively, related to its investment securities - fair value.

Notes to Consolidated Financial Statements—(Continued)

Equity Method Investments
The Company's equity method investments primarily consist of a minority investment in an affiliated manager and an investment in a limited partnership. For the years ended December 31, 2023, 2022 and 2021, distributions from equity method investments were $2.3 million, $2.2 million and $3.7 million, respectively. The remaining capital commitment for one of the Company's equity method investments at December 31, 2023 was $0.2 million.

Nonqualified Retirement Plan Assets
The Company's Excess Incentive Plan allows certain employees to voluntarily defer compensation. The Company holds the Excess Incentive Plan assets in a rabbi trust, which is subject to the claims of the Company's creditors in the event of the Company's bankruptcy or insolvency. Each participant is responsible for designating investment options for their contributions, and the ultimate distribution paid to each participant reflects any gains or losses on the assets realized while in the trust. Assets held in trust are included in investments and are carried at fair value utilizing Level 1 valuation techniques in accordance with ASC 320, Investments - Debt Securities; the associated obligations to participants are included in other liabilities on the Consolidated Balance Sheets.

Other Investments
Other investments represent interests in entities not accounted for under the equity method such as those accounted for under the cost method.

7. Fair Value Measurements
The Company's assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 20, as of December 31, 2023 and 2022 by fair value hierarchy level were as follows:

December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$197,240	$—	$—	$197,240
Investment securities - fair value
Sponsored funds	77,433	—	—	77,433
Equity securities	19,871	—	—	19,871
Nonqualified retirement plan assets	12,682	—	—	12,682
Total assets measured at fair value	$307,226	—	$—	$307,226

Liabilities
Contingent consideration	$—	$—	$56,200	$56,200
Total liabilities measured at fair value	$—	$—	$56,200	$56,200

Notes to Consolidated Financial Statements—(Continued)

December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$287,126	$—	$—	$287,126
Investment securities - fair value
Sponsored funds	62,744	—	—	62,744
Equity securities	14,255	—	—	14,255
Nonqualified retirement plan assets	10,154	—	—	10,154
Total assets measured at fair value	$374,279	$—	$—	$374,279

Liabilities
Contingent consideration	$—	$—	$78,100	$78,100
Total liabilities measured at fair value	$—	$—	$78,100	$78,100
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

Contingent consideration represents liabilities associated with the Company's business combinations with NFJ Investment Group ("NFJ") and Westchester Capital Management ("WCM"). The continent consideration related to the WCM transaction as of December 31, 2023 was $11.1 million and represents the fair value of future potential earn-out payments based on pre-established performance metrics related to revenue growth rates. The estimated fair value of the WCM liability is measured using an options pricing model valuation technique utilizing unobservable market data inputs prepared with the assistance of an independent valuation firm. The most significant unobservable inputs used relate to the aforementioned revenue growth rates, discount rate (range of 6%-7%) and the market price of risk adjustment (9%). The NFJ contingent consideration liability as of December 31, 2023 was $45.1 million and represents the fair value of the projected future revenue participation payments. The NFJ revenue participation payments consist of variable payments based on a percentage of the investment management fees earned on certain NFJ managed open-end, closed-end and retail separate account assets. The estimated fair value of the NFJ liability is measured using an options pricing model valuation technique utilizing unobservable market data inputs prepared with the assistance of an independent valuation firm. The most significant unobservable inputs used relate to the revenue growth rates, discount rates (range of 6% - 7%) and the market price of risk adjustment (7%). These liabilities are categorized as Level 3.

The following table presents a reconciliation of beginning and ending balances of the Company's contingent

Notes to Consolidated Financial Statements—(Continued)

consideration liabilities:

(in thousands)	2023	2022
Contingent consideration, beginning of year	$78,100	$88,400
Additions for acquisitions	—	1,200
Reduction for payments made	(16,390)	(19,520)
Increase (reduction) of liability related to re-measurement of fair value	(5,510)	8,020
Contingent consideration, end of year	$56,200	$78,100
Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

8. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net were as follows:

	December 31,
(in thousands)	2023	2022
Leasehold improvements	$26,710	$22,657
Furniture and office equipment	15,459	12,389
Computer equipment and software	6,671	5,764
Subtotal	48,840	40,810
Accumulated depreciation and amortization	(22,624)	(21,687)
Furniture, equipment and leasehold improvements, net	$26,216	$19,123

9. Leases
All of the Company's leases qualify as operating leases and consist primarily of leases for office facilities, which have remaining initial lease terms ranging from 0.7 to 9.8 years and a weighted average remaining lease term of 5.7 years. The Company has options to renew certain of its leases for periods ranging from 3.0 to 10.0 years, depending on the lease. None of the Company's renewal options were considered reasonably assured of being exercised and, therefore, were excluded from the initial lease term used to determine the Company's right-of-use asset and lease liability. The Company's right-of-use asset, recorded in other assets, and lease liability, recorded in other liabilities on the Consolidated Balance Sheets, at December 31, 2023 were $63.2 million and $78.1 million, respectively. The weighted average discount rate used to measure the Company's lease liability was 3.7% at December 31, 2023.
Lease expense totaled $14.7 million, $14.0 million and $5.6 million for fiscal years 2023, 2022 and 2021, respectively. Cash payments relating to operating leases during 2023 were $16.4 million.

Lease liability maturities as of December 31, 2023 were as follows:

Fiscal Year	Amount (in thousands)
2024	$17,168
2025	16,758
2026	14,909
2027	14,216
2028	12,033
Thereafter	12,984
Total lease payments	88,068
Less: Imputed interest	9,926
Present value of lease liabilities	$78,142

Notes to Consolidated Financial Statements—(Continued)

10. Income Taxes
The components of the provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$33,523	$40,113	$75,525
State	10,171	19,107	24,974
Total current tax expense (benefit)	43,694	59,220	100,499
Deferred
Federal	789	(1,506)	(6,241)
State	605	(454)	(3,423)
Total deferred tax expense (benefit)	1,394	(1,960)	(9,664)
Total expense (benefit) for income taxes	$45,088	$57,260	$90,835
The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized on the Consolidated Statements of Operations for the years indicated:

	Years Ended December 31,
(in thousands)	2023		2022		2021
Tax at statutory rate	$39,178	21%	$34,416	21%	$74,271	21%
State taxes, net of federal benefit	9,240	5%	14,736	9%	17,283	5%
Excess tax benefits related to share-based compensation	(1,767)	(1)%	(2,792)	(1)%	(4,095)	(1)%
Nondeductible compensation	2,106	1%	2,356	1%	3,461	1%
Effect of net (income) loss attributable to noncontrolling interests	(2,299)	(1)%	(1,435)	(1)%	(2,637)	(1)%
Change in valuation allowance	(1,547)	(1)%	9,596	6%	1,941	1%
Other, net	177	—%	383	—%	611	—%
Income tax expense (benefit)	$45,088	24%	$57,260	35%	$90,835	26%
The provision for income taxes reflects U.S. federal, state and local taxes at an effective tax rate of 24%, 35% and 26% for the years ended December 31, 2023, 2022 and 2021, respectively. The Company's tax position for the years ended December 31, 2023, 2022 and 2021 was impacted by changes in the valuation allowance related to the unrealized and realized gains and losses on the Company's investments.

Notes to Consolidated Financial Statements—(Continued)

Deferred taxes resulted from temporary differences between the amounts reported on the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Intangible assets	$19,206	$17,773
Net operating losses	10,754	11,881
Compensation accruals	19,614	16,813
Lease liability	19,009	10,026
Investments	11,643	18,283
Capital losses	6,139	2,197
Other	2,188	94
Gross deferred tax assets	88,553	77,067
Valuation allowance	(16,539)	(19,480)
Gross deferred tax assets after valuation allowance	72,014	57,587
Deferred tax liabilities:
Intangible assets	(26,746)	(24,163)
Right of use asset	(15,677)	(7,672)
Fixed assets	(4,197)	(1,869)
Other investments	(370)	(712)
Gross deferred tax liabilities	(46,990)	(34,416)
Deferred tax assets, net	$25,024	$23,171
At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of its deferred tax assets. The Company maintained a valuation allowance in the amount of $16.5 million and $19.5 million at December 31, 2023 and 2022, respectively, relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets.

As of December 31, 2023, the Company had net operating loss carry-forwards for federal income tax purposes represented by a $6.1 million deferred tax asset. The related federal net operating loss carry-forwards are scheduled to begin to expire in the year 2031. As of December 31, 2023, the Company had state net operating loss carry-forwards, varying by subsidiary and jurisdiction, represented by a $4.6 million deferred tax asset. Certain state net operating loss carry-forwards are scheduled to begin to expire in 2024.

Internal Revenue Code Section 382 ("Section 382") limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation's stock involving a 50-percentage point increase in ownership by 5% or larger stockholders. At December 31, 2023, the Company had pre-change losses represented by deferred tax assets totaling $7.0 million that are subject to Section 382 limits. The utilization of these assets is subject to an annual limitation of $1.1 million.

Activity in unrecognized tax benefits were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Balance, beginning of year	$856	$1,235	$1,021
Decrease related to tax positions taken in prior years	(214)	(593)	—
Increase related to positions taken in the current year	214	214	214
Balance, end of year	$856	$856	$1,235
If recognized, $0.7 million of the $0.9 million gross unrecognized tax benefit balance at December 31, 2023 would favorably impact the Company's effective income tax rate. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

Notes to Consolidated Financial Statements—(Continued)

The Company recognizes interest and penalties related to income tax matters within income tax expense. The Company recorded no interest or penalties related to unrecognized tax benefits at December 31, 2023, 2022 and 2021.

The earliest federal tax year that remains open for examination is 2020. The earliest open years in the Company's major state tax jurisdictions are 2010 for Connecticut and 2020 for all of the Company's remaining state tax jurisdictions.

11. Debt
Credit Agreement
The Company's credit agreement (the "Credit Agreement"), most recently amended on June 20, 2023 to change the base interest rate from LIBOR to SOFR, comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. On April 3, 2023, the Company borrowed $50.0 million under the revolving credit facility to partially finance its acquisition of AlphaSimplex (see Note 4 for further information) and repaid the entire $50.0 million prior to December 31, 2023. In addition, the Company repaid $2.8 million outstanding under the Term Loan in 2023 and had $258.8 million outstanding at December 31, 2023 under the Term Loan. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Consolidated Balance Sheet net of related debt issuance costs, which were $5.4 million as of December 31, 2023.

Amounts outstanding under the Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either SOFR (adjusted for reserves) for interest periods of one, three or six months (or, solely in the case of the revolving credit facility, if agreed to by each relevant Lender, 12 months) or an alternate base rate, in either case plus an applicable margin. The applicable margins are 2.25%, in the case of SOFR-based loans, and 1.25%, in the case of alternate base rate loans. Interest is payable quarterly in arrears with respect to alternate base rate loans and on the last day of each interest period with respect to SOFR-based loans (but, in the case of any SOFR-based loan with an interest period of more than three months, at three-month intervals). The Credit Agreement contains SOFR and other subsequent benchmark successor provisions.

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

The Term Loan amortizes at the rate of 1.00% per annum payable in equal quarterly installments on the last day of each calendar quarter, commencing on December 31, 2021. In addition, the Credit Agreement requires that the Term Loan be mandatorily prepaid with (i) 50% of the Company’s excess cash flow on an annual basis, stepping down to 25% if the Company’s secured net leverage ratio declines to 2:1 or below and stepping down to 0% if the Company’s secured net leverage ratio declines below 1.5:1; (ii) 50% of the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (iii) 100% of the proceeds of any indebtedness incurred to refinance the term loans or other refinancing indebtedness as well as indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement. At any time, upon timely notice, the Company may terminate the Credit Agreement in full, reduce the commitment under the facility in minimum specified increments or prepay loans in whole or in part, subject to the payment of breakage fees with respect to SOFR-based loans and, in the case of any term loans that are prepaid in connection with a "repricing transaction" occurring within the six-month period following the closing date of the Credit Agreement, a 1.00% premium.

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

Notes to Consolidated Financial Statements—(Continued)

Future minimum Term Loan payments (exclusive of any mandatory excess cash flow repayments) as of December 31, 2023 were as follows:

Fiscal Year	Amount (in thousands)
2024	$2,750
2025	2,750
2026	2,750
2027	2,750
2028	247,813
$258,813

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

13. Equity Transactions
Dividends
During the first and second quarters of the year ended December 31, 2023, the Board of Directors declared quarterly cash dividends on the Company's common stock of $1.65 each. During the third and fourth quarters of the year ended December 31, 2023, the Board of Directors declared quarterly cash dividends on the Company's common stock of $1.90 each. Total dividends declared on the Company's common stock were $53.5 million for the year ended December 31, 2023.

At December 31, 2023, $17.3 million was included as dividends payable in liabilities on the Consolidated Balance Sheet representing the fourth quarter dividends to be paid on February 15, 2024 for common stock shareholders of record as of January 31, 2024.

Common Stock Repurchases
During the year ended December 31, 2023, the Company repurchased 223,807 common shares at a weighted average price of $200.73 per share, for a total cost, including fees and expenses, of $45.2 million under its share repurchase program. As of December 31, 2023, 604,545 shares remain available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

Notes to Consolidated Financial Statements—(Continued)

14. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) were as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$(358)	$20
Net current-period other comprehensive income (loss) (1)	271	(378)
Balance at end of period	$(87)	$(358)
(1)    Consists of foreign currency translation adjustments, net of tax of $(96) and $135 for the years ended December 31, 2023 and 2022, respectively.

15. Retirement Savings Plan
The Company sponsors a defined contribution 401(k) retirement plan (the "401(k) Plan") covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches employees' contributions at a rate of 100% of employees' contributions up to the first 5.0% of the employees' compensation contributed to the 401(k) Plan. The Company's matching contributions were $8.3 million, $7.4 million and $5.9 million in 2023, 2022 and 2021, respectively.

16. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock, may be granted to officers, employees and directors of the Company pursuant to the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At December 31, 2023, 478,216 shares of common stock remain available for issuance of the 3,370,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Stock-based compensation expense	$26,825	$24,042	$26,225
Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the year ended December 31, 2023 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	377,087	$178.21
Granted	210,420	$160.74
Forfeited	(38,060)	$150.13
Settled	(204,730)	$121.26
Outstanding at December 31, 2023	344,717	$204.48
The grant-date intrinsic value of RSUs granted during the year ended December 31, 2023 was $33.8 million.

Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
(in millions, except per share values)	2023	2022	2021
Weighted-average grant-date fair value per share	$160.74	$194.46	$268.65
Fair value of RSUs vested	$24.8	$23.8	$22.8
For the years ended December 31, 2023, 2022 and 2021, a total of 79,516, 79,471 and 73,069 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations and for which the Company paid $13.8 million, $16.8 million and $19.5 million, respectively, in minimum employee tax withholding obligations. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the years ended December 31, 2023 and 2022, the Company granted 44,583 and 30,516 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of December 31, 2023 and 2022, unamortized stock-based compensation expense for unvested RSUs and PSUs was $30.3 million and $27.7 million, respectively, with a weighted average remaining contractual life of 1.1 years and 1.0 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2023, 2022 and 2021.

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

17. Earnings (Loss) Per Share
The computation of basic and diluted EPS is as follows:

	Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Net Income (Loss)	$141,476	$106,628	$262,835
Noncontrolling interests	(10,855)	10,913	(54,704)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$130,621	$117,541	$208,131
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,249	7,391	7,672
Plus: Incremental shares from assumed conversion of dilutive instruments	126	191	331
Diluted: Weighted-average number of shares outstanding	7,375	7,582	8,003
Earnings (Loss) per Share—Basic	$18.02	$15.90	$27.13
Earnings (Loss) per Share—Diluted	$17.71	$15.50	$26.01
The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

Notes to Consolidated Financial Statements—(Continued)

	Years Ended Years Ended December 31,
(in thousands)	2023	2022	2021
Restricted stock units and stock options	2	33	3
Total anti-dilutive securities	2	33	3

18. Concentration of Credit Risk
No Company clients or sponsored funds provided 10 percent or more of the Company's investment management, administration and shareholder service fee revenues in the preceding three years.

19. Redeemable Noncontrolling Interests
Redeemable noncontrolling interests for the year ended December 31, 2023 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balance at December 31, 2022	$18,268	$95,450	$113,718
Net income (loss) attributable to noncontrolling interests	2,805	6,298	9,103
Changes in redemption value (1)	—	1,682	1,682
Total net income (loss) attributable to noncontrolling interests	2,805	7,980	10,785
Affiliate equity sales (purchases)	—	(20,784)	(20,784)
Net subscriptions (redemptions) and other	9,570	(8,420)	1,150
Balance at December 31, 2023	$30,643	$74,226	$104,869
(1)Relates to noncontrolling interests redeemable at other than fair value.

20. Consolidation
The consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated. A VOE is consolidated when the Company is considered to have a controlling financial interest, which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity.

The Company evaluates any VIE in which the Company has a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support, or (ii) where as a group, the holders of the equity investment at risk do not possess any one of the following: (a) the power through voting or similar rights to direct the activities that most significantly impact the entity's economic performance, (b) the obligation to absorb expected losses or the right to receive expected residual returns of the entity, or (c) proportionate voting and economic interests and where substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

In the normal course of its business, the Company sponsors various investment products, some of which are consolidated by the Company. CIP includes both VOEs, made up primarily of U.S. retail funds and ETFs in which the Company holds a controlling financial interest, and VIEs, which consist of collateralized loan obligations ("CLO") and certain global and private funds ("GF") of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on the Company's net income (loss). The Company's risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company's investments in, and fees generated from, these products.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Consolidated Balance Sheets as of December 31, 2023 and 2022:

	As of December 31,
	2023			2022
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	GFs		CLOs	GFs
Cash and cash equivalents	$1,223	$98,101	$2,088	$1,153	$249,003	$789
Investments	30,985	1,972,342	79,386	24,669	2,106,764	58,680
Other assets	174	41,985	1,076	295	43,993	1,157
Notes payable	—	(1,922,243)	—	—	(2,083,314)	—
Securities purchased payable and other liabilities	(740)	(89,167)	(616)	(573)	(230,141)	(183)
Noncontrolling interests	(7,316)	(4,363)	(23,327)	(7,879)	(5,917)	(10,389)
Net interests in CIP	$24,326	$96,655	$58,607	$17,665	$80,388	$50,054
Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. The financial information of certain CLOs is included on the Company's consolidated financial statements on a one-month lag based upon the availability of their financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included. At December 31, 2023, the Company consolidated eight CLOs.

Investments of CLOs
The CLOs held investments of $2.0 billion at December 31, 2023, consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2024 and 2032 and generally pay interest at SOFR plus a spread. The CLOs have a reinvestment period where any prepayments received on bank loan investments may be reinvested. Generally, subsequent prepayments received after the reinvestment period must be used to pay down the note payable obligations. The reinvestment periods end between October 2021 and September 2028, depending on the CLO. At December 31, 2023, the fair value of the senior bank loans was less than the unpaid principal (par) balance by $104.4 million. At December 31, 2023, there were no material collateral assets in default.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.1 billion at December 31, 2023, consisting of senior secured floating rate notes payable with a par value of $1.9 billion and subordinated notes with a par value of $215.1 million. These note obligations bear interest at variable rates based on SOFR plus a pre-defined spread ranging from 0.8% to 9.1%. The principal amounts outstanding of these note obligations mature on dates ranging from October 2029 to September 2036.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at December 31, 2023, as shown in the table below:

(in thousands)
Subordinated notes	$95,490
Accrued investment management fees	1,165
Total Beneficial Interests	$96,655

The following table represents income and expenses of the consolidated CLOs included on the Company's

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Operations for the period indicated:

Year Ended
December 31, 2023
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(9,083)
Interest income	191,755
Total Income	$182,672

Expenses:
Other operating expenses	$3,704
Interest expense	155,335
Total Expense	159,039
Noncontrolling interests	(70)
Net Income (loss) attributable to CLOs	$23,563

The following table represents the Company's own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Year Ended
December 31, 2023
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$14,831
Investment management fees	8,732
Total Economic Interests	$23,563

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of December 31, 2023 and 2022 by fair value hierarchy level were as follows:

As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$98,101	$—	$—	$98,101
Debt investments	241	2,012,760	36,616	2,049,617
Equity investments	32,642	8	446	33,096
Total assets measured at fair value	$130,984	$2,012,768	$37,062	$2,180,814
Liabilities
Notes payable	$—	$1,922,243	$—	$1,922,243
Short sales	518	—	—	518
Total liabilities measured at fair value	$518	$1,922,243	$—	$1,922,761

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$249,003	$—	$—	$249,003
Debt investments	243	2,119,082	42,246	2,161,571
Equity investments	25,003	2,204	1,335	28,542
Total assets measured at fair value	$274,249	$2,121,286	$43,581	$2,439,116
Liabilities
Notes payable	$—	$2,083,314	$—	$2,083,314
Short sales	414	—	—	414
Total liabilities measured at fair value	$414	$2,083,314	$—	$2,083,728
The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company's CIP measured at fair value.

Level 1 assets represent cash investments in money market funds and debt and equity investments that are valued using published net asset values or the official closing price on the exchange on which the securities are traded.

Level 2 assets represent most debt securities (including bank loans) and certain equity securities (including non-U.S. securities), for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service. Debt investments, other than bank loans, are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Bank loan investments, which are included as debt investments, are generally priced at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics.

Level 3 assets include debt and equity securities that are not widely traded, are illiquid or are priced by dealers based on pricing models used by market makers in the security. These securities are valued using unadjusted prices from an independent pricing service.

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

The securities purchased payable at December 31, 2023 and 2022 approximated fair value due to the short-term nature of the instruments.

Notes to Consolidated Financial Statements—(Continued)

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value.

	Year Ended December 31,
(in thousands)	2023	2022
Level 3 Investments of CIP (1)
Balance at beginning of period	$43,581	$3,157
Purchases	6,213	4,118
Sales	(21,784)	(18,076)
Amortization	327	107
Change in unrealized gains (losses), net	8,768	(958)
Realized gains (loss), net	(9,886)	(585)
Transfers to Level 2	(120,536)	(87,458)
Transfers from Level 2	130,379	143,276
Balance at end of period	$37,062	$43,581

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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At December 31, 2023, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $25.7 million.

21. Subsequent Events
Dividends Declared
On February 21, 2024, the Company declared a quarterly cash dividend of $1.90 per common share to be paid on May 15, 2024 to shareholders of record at the close of business on April 30, 2024.