Form 10-Q
period 2024-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2024-05-08
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(800) 248-7971
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.01 par value	VRTS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,127,881 as of May 1, 2024.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q (the "10-Q") refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$123,880	$239,602
Investments	127,448	132,696
Accounts receivable, net	116,387	109,076
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	123,030	100,732
Cash pledged or on deposit of CIP	767	680
Investments of CIP	2,081,225	2,082,713
Other assets of CIP	31,848	43,235
Furniture, equipment and leasehold improvements, net	26,088	26,216
Intangible assets, net	416,784	432,119
Goodwill	397,098	397,098
Deferred taxes, net	23,974	25,024
Other assets	79,596	89,438
Total assets	$3,548,125	$3,678,629
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$95,591	$200,837
Accounts payable and accrued liabilities	44,282	38,756
Dividends payable	16,553	17,291
Contingent consideration	66,704	90,938
Debt	253,008	253,412
Other liabilities	67,460	91,471
Liabilities of CIP
Notes payable of CIP	1,922,051	1,922,243
Securities purchased payable and other liabilities of CIP	91,288	90,523
Total liabilities	2,556,937	2,705,471
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	115,185	104,869
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,224,489 shares issued and 7,127,881 shares outstanding at March 31, 2024; and 12,163,228 shares issued and 7,087,728 shares outstanding at December 31, 2023	122	122
Additional paid-in capital	1,298,157	1,300,999
Retained earnings (accumulated deficit)	223,023	207,356
Accumulated other comprehensive income (loss)	(187)	(87)
Treasury stock, at cost, 5,096,608 and 5,075,500 shares at March 31, 2024 and December 31, 2023, respectively	(649,463)	(644,464)
Total equity attributable to Virtus Investment Partners, Inc.	871,652	863,926
Noncontrolling interests	4,351	4,363
Total equity	876,003	868,289
Total liabilities and equity	$3,548,125	$3,678,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Revenues
Investment management fees	$188,360	$164,478
Distribution and service fees	14,030	14,153
Administration and shareholder service fees	18,678	18,359
Other income and fees	974	884
Total revenues	222,042	197,874
Operating Expenses
Employment expenses	115,163	98,614
Distribution and other asset-based expenses	24,348	23,715
Other operating expenses	31,375	30,730
Other operating expenses of consolidated investment products ("CIP")	690	700
Restructuring expense	797	—
Depreciation expense	2,028	1,145
Amortization expense	15,335	14,391
Total operating expenses	189,736	169,295
Operating Income (Loss)	32,306	28,579
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	3,416	2,670
Realized and unrealized gain (loss) of CIP, net	1,535	2,596
Other income (expense), net	550	(343)
Total other income (expense), net	5,501	4,923
Interest Income (Expense)
Interest expense	(5,681)	(5,005)
Interest and dividend income	3,469	3,238
Interest and dividend income of investments of CIP	51,115	46,814
Interest expense of CIP	(40,012)	(35,203)
Total interest income (expense), net	8,891	9,844
Income (Loss) Before Income Taxes	46,698	43,346
Income tax expense (benefit)	8,831	8,703
Net Income (Loss)	37,867	34,643
Noncontrolling interests	(8,009)	3,981
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$29,858	$38,624
Earnings (Loss) per Share—Basic	$4.19	$5.33
Earnings (Loss) per Share—Diluted	$4.10	$5.21
Weighted Average Shares Outstanding—Basic	7,119	7,245
Weighted Average Shares Outstanding—Diluted	7,287	7,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net Income (Loss)	$37,867	$34,643
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $36 and $(35) for the three months ended March 31, 2024 and 2023, respectively	(100)	99
Other comprehensive income (loss)	(100)	99
Comprehensive income (loss)	37,767	34,742
Comprehensive (income) loss attributable to noncontrolling interests	(8,009)	3,981
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$29,758	$38,723
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$37,867	$34,643
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	18,164	16,410
Stock-based compensation	6,831	5,749
Equity in earnings of equity method investments	(498)	554
Realized and unrealized (gains) losses on investments, net	(3,393)	(2,670)
Deferred taxes, net	1,086	1,441
Changes in operating assets and liabilities:
Sales (purchases) of investments, net	5,987	5,217
Accounts receivable, net and other assets	(341)	8,725
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(120,631)	(115,514)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(3,732)	(3,844)
Purchases of investments by CIP	(304,516)	(320,808)
Sales of investments by CIP	323,720	323,380
Net proceeds (purchases) of short-term investments and securities sold short by CIP	206	(218)
Change in other assets and liabilities of CIP	4,722	3,976
Net cash provided by (used in) operating activities	(34,528)	(42,959)
Cash Flows from Investing Activities:
Capital expenditures	(1,923)	(1,448)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(537)	(52)
Purchase of equity method investment	—	(11,645)
Net cash provided by (used in) investing activities	(2,460)	(13,145)
Cash Flows from Financing Activities:
Repayments on credit agreement	(688)	(688)
Common stock dividends paid	(14,929)	(14,083)
Repurchase of common shares	(5,000)	—
Payment of contingent consideration	(24,234)	(27,179)
Taxes paid related to net share settlement of restricted stock units	(9,854)	(12,209)
Affiliate equity sales (purchases)	(419)	—
Net contributions from (distributions to) noncontrolling interests	16,772	294
Financing activities of CIP:
Payments on borrowings by CIP	(17,794)	(61,213)
Net cash provided by (used in) financing activities	(56,146)	(115,078)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(203)	180
Net increase (decrease) in cash, cash equivalents and restricted cash	(93,337)	(171,002)
Cash, cash equivalents and restricted cash, beginning of period	341,014	589,179
Cash, cash equivalents and restricted cash, end of period	$247,677	$418,177

Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(13,624)	$(3,447)
Common stock dividends payable	$13,467	$11,850

(in thousands)	March 31, 2024	December 31, 2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$123,880	$239,602
Cash of CIP	123,030	100,732
Cash pledged or on deposit of CIP	767	680
Cash, cash equivalents and restricted cash at end of period	$247,677	$341,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2022	7,181,554	$120	$1,286,244	$130,261	$(358)	4,851,693	$(599,248)	$817,019	$5,917	$822,936	$113,718
Net income (loss)	—	—	—	38,624	—	—	—	38,624	765	39,389	(4,746)
Foreign currency translation adjustments	—	—	—	—	99	—	—	99	—	99	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(300)	(300)	(2,342)
Cash dividends declared ($1.65 per common share)	—	—	—	(13,093)	—	—	—	(13,093)	—	(13,093)	—
Issuance of common shares related to employee stock transactions	106,840	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(12,209)	—	—	—	—	(12,209)	—	(12,209)	—
Stock-based compensation	—	—	7,475	—	—	—	—	7,475	—	7,475	—
Balances at March 31, 2023	7,288,394	$121	$1,281,509	$155,792	$(259)	4,851,693	$(599,248)	$837,915	$6,382	$844,297	$106,630
Balances at December 31, 2023	7,087,728	$122	$1,300,999	$207,356	$(87)	5,075,500	$(644,464)	$863,926	$4,363	$868,289	$104,869
Net income (loss)	—	—	—	29,858	—	—	—	29,858	391	30,249	7,618
Foreign currency translation adjustments	—	—	—	—	(100)	—	—	(100)	—	(100)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(403)	(403)	2,698
Cash dividends declared ($1.90 per common share)	—	—	—	(14,191)	—	—	—	(14,191)	—	(14,191)	—
Repurchases of common shares	(21,108)	—	—	—	—	21,108	(4,999)	(4,999)	—	(4,999)	—
Issuance of common shares related to employee stock transactions	61,261	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(9,852)	—	—	—	—	(9,852)	—	(9,852)	—
Stock-based compensation	—	—	7,010	—	—	—	—	7,010	—	7,010	—
Balances at March 31, 2024	7,127,881	$122	$1,298,157	$223,023	$(187)	5,096,608	$(649,463)	$871,652	$4,351	$876,003	$115,185

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
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K") filed with the Securities and Exchange Commission (the "SEC"). The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2023 Annual Report on Form 10-K.

New Accounting Standards Not Yet Implemented
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280). This standard updates reportable segment disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and provides new segment disclosure requirements for entities with a single reportable segment. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, with the amendments to be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

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

Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended March 31,
(in thousands)	2024	2023
Investment management fees
Open-end funds	$78,680	$71,266
Closed-end funds	14,394	14,678
Retail separate accounts	48,981	40,079
Institutional accounts	46,305	38,455
Total investment management fees	$188,360	$164,478

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

5. Intangible Assets, Net
Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2023	$806,655	$(416,834)	$389,821	$42,298	$432,119
Intangible amortization	—	(15,335)	(15,335)	—	(15,335)
Balances at March 31, 2024	$806,655	$(432,169)	$374,486	$42,298	$416,784
Definite-lived intangible asset amortization for the remainder of fiscal year 2024 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2024	$40,964
2025	51,532
2026	50,552
2027	47,450
2028	41,787
2029 and thereafter	142,201
Total	$374,486

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 16, at March 31, 2024 and December 31, 2023 were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Investment securities - fair value	$90,497	$97,304
Equity method investments (1)	23,208	22,710
Nonqualified retirement plan assets	13,743	12,682
Total investments	$127,448	$132,696
(1)    The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and separately managed accounts. The composition of the Company’s investment securities - fair value was as follows:

	March 31, 2024		December 31, 2023
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$69,067	$69,514	$80,794	$77,433
Equity securities	16,875	20,983	16,353	19,871
Total investment securities - fair value	$85,942	$90,497	$97,147	$97,304
For the three months ended March 31, 2024 and 2023, the Company recognized net realized losses of $0.4 million and net realized gains $1.3 million, respectively, related to its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 16, as of March 31, 2024 and December 31, 2023 by fair value hierarchy level were as follows:
March 31, 2024

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$92,458	$—	$—	$92,458
Investment securities - fair value
Sponsored funds	69,514	—	—	69,514
Equity securities	20,983	—	—	20,983
Nonqualified retirement plan assets	13,743	—	—	13,743
Total assets measured at fair value	$196,698	$—	$—	$196,698

Liabilities
Contingent consideration	$—	$—	$41,708	$41,708
Total liabilities measured at fair value	$—	$—	$41,708	$41,708

December 31, 2023

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$197,240	$—	$—	$197,240
Investment securities - fair value
Sponsored funds	77,433	—	—	77,433
Equity securities	19,871	—	—	19,871
Nonqualified retirement plan assets	12,682	—	—	12,682
Total assets measured at fair value	$307,226	$—	$—	$307,226

Liabilities
Contingent consideration	$—	$—	$56,200	$56,200
Total liabilities measured at fair value	$—	$—	$56,200	$56,200
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

Contingent consideration represents liabilities associated with the Company's Westchester Capital Management ("WCM") and NFJ Investment Group ("NFJ") transactions . The continent consideration related to the WCM transaction as of March 31, 2024 was $11.1 million and represents the fair value of future potential earn-out payments based on pre-established performance metrics related to revenue growth rates. The estimated fair value of the WCM liability is measured using an options pricing model valuation technique utilizing unobservable market data inputs prepared with the assistance of an independent valuation firm. The most significant unobservable inputs used relate to the aforementioned revenue growth rates, discount rate (range of 6%-7%) and the market price of risk adjustment (9%). The NFJ contingent consideration liability as of March 31, 2024 was $30.6 million and represents the fair value of the projected future revenue participation payments. The NFJ revenue participation payments consist of variable payments based on a percentage of the investment management fees earned on certain NFJ managed assets. The estimated fair value of the NFJ liability is measured using an options pricing model valuation technique utilizing unobservable market data inputs prepared with the assistance of an independent valuation firm. The most significant unobservable inputs used relate to the revenue growth rates, discount rates (range of 6% - 7%) and the market price of risk adjustment (7%). These liabilities are categorized as Level 3.

The following table presents a reconciliation of beginning and ending balances of the Company's contingent consideration liabilities:

	Three Months Ended March 31,
(in thousands)	2024	2023
Contingent consideration, beginning of period	$56,200	$78,100
Reduction for payments made	(14,492)	(16,390)
Contingent consideration, end of period	$41,708	$61,710

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

8. Equity Transactions
Dividends Declared
On February 21, 2024, the Company declared a quarterly cash dividend of $1.90 per common share to be paid on May 15, 2024 to shareholders of record at the close of business on April 30, 2024.

Common Stock Repurchases
During the three months ended March 31, 2024, the Company repurchased 21,108 common shares at a weighted average price of $236.84 per share for a total cost, including fees and expenses, of $5.0 million under its share repurchase program. As of March 31, 2024, 583,437 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$(87)	$(358)
Net current-period other comprehensive income (loss) (1)	(100)	99
Balance at end of period	$(187)	$(259)
(1)     Consists of foreign currency translation adjustments, net of tax of $36 and $(35) for the three months ended March 31, 2024 and 2023, respectively.

10. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock, may be granted to officers, employees and directors of the Company pursuant to the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At March 31, 2024, 375,169 shares of common stock remained available for issuance of the 3,370,000 shares that are authorized for issuance under the Omnibus Plan.
Stock-based compensation expense is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock-based compensation expense	$6,831	$5,749

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the three months ended March 31, 2024 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	344,717	$204.48
Granted	108,658	$235.14
Forfeited	(8,333)	$261.65
Settled	(103,849)	$229.92
Outstanding at March 31, 2024	341,193	$205.10

For the three months ended March 31, 2024 and 2023, a total of 42,588 and 70,716 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations and for which the Company paid $9.9 million and $12.2 million respectively, in minimum employee tax withholding obligations. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the three months ended March 31, 2024 and 2023, the Company granted 26,733 and 44,291 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of March 31, 2024, unamortized stock-based compensation expense for unvested RSUs and PSUs was $45.5 million with a weighted-average remaining contractual life of 1.6 years.

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net Income (Loss)	$37,867	$34,643
Noncontrolling interests	(8,009)	3,981
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$29,858	$38,624
Shares:
Basic: Weighted-average number of shares outstanding	7,119	7,245
Plus: Incremental shares from assumed conversion of dilutive instruments	168	165
Diluted: Weighted-average number of shares outstanding	7,287	7,410
Earnings (Loss) per Share—Basic	$4.19	$5.33
Earnings (Loss) per Share—Diluted	$4.10	$5.21

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2024	2023
Restricted stock units	1	40
Total anti-dilutive securities	1	40

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 18.9% and 20.1% for the three months ended March 31, 2024 and 2023, respectively. The lower estimated effective tax rate for the three months ended March 31, 2024 was primarily due to excess tax benefits associated with stock-based compensation and the change in valuation allowances in the current year related to the tax effects of unrealized gains on certain Company investments.

13. Debt
Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. The Company repaid $0.7 million outstanding under the Term Loan during the three months ended March 31, 2024 and had $258.1 million outstanding under the Term Loan at March 31, 2024. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $5.1 million as of March 31, 2024.

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

Redeemable noncontrolling interests for the three months ended March 31, 2024 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2023	$30,643	$74,226	$104,869
Net income (loss) attributable to noncontrolling interests	1,429	1,829	3,258
Changes in redemption value (1)	—	4,360	4,360
Total net income (loss) attributable to noncontrolling interests	1,429	6,189	7,618
Affiliate equity sales (purchases)	—	(419)	(419)
Net subscriptions (redemptions) and other	3,117	—	3,117
Balances at March 31, 2024	$35,189	$79,996	$115,185
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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024			December 31, 2023
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	GFs		CLOs	GFs
Cash and cash equivalents	$1,271	$119,914	$2,612	$1,223	$98,101	$2,088
Investments	40,591	1,962,697	77,937	30,985	1,972,342	79,386
Other assets	616	30,064	1,168	174	41,985	1,076
Notes payable	—	(1,922,051)	—	—	(1,922,243)	—
Securities purchased payable and other liabilities	(1,019)	(88,270)	(1,999)	(740)	(89,167)	(616)
Noncontrolling interests	(12,311)	(4,351)	(22,878)	(7,316)	(4,363)	(23,327)
Net interests in CIP	$29,148	$98,003	$56,840	$24,326	$96,655	$58,607

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. The financial information of certain CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included. At March 31, 2024, the Company consolidated seven CLOs.

Investments of CLOs
The CLOs held investments of $2.0 billion at March 31, 2024, consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2024 and 2032 and generally pay interest at SOFR plus a spread.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.1 billion at March 31, 2024, consisting of senior secured floating rate notes payable with a par value of $1.9 billion and subordinated notes with a par value of $215.1 million. These note obligations bear interest at variable rates based on SOFR plus a pre-defined spread.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at March 31, 2024, as shown in the table below:

(in thousands)
Subordinated notes	$96,416
Accrued investment management fees	1,587
Total Beneficial Interests	$98,003

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Three Months Ended March 31, 2024
(in thousands)
Income:
Realized and unrealized gain (loss), net	$1
Interest income	49,280
Total Income	49,281

Expenses:
Other operating expenses	499
Interest expense	40,011
Total Expense	40,510
Noncontrolling interests	(391)
Net Income (Loss) Attributable to CLOs	$8,380

The following table represents the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Three Months Ended March 31, 2024
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$6,083
Investment management fees	2,297
Total Economic Interests	$8,380

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by fair value hierarchy level were as follows:
As of March 31, 2024

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$119,914	$—	$—	$119,914
Debt investments	—	2,003,579	47,551	2,051,130
Equity investments	29,469	384	242	30,095
Total assets measured at fair value	$149,383	$2,003,963	$47,793	$2,201,139
Liabilities
Notes payable	$—	$1,922,051	$—	$1,922,051
Short sales	485	—	—	485
Total liabilities measured at fair value	$485	$1,922,051	$—	$1,922,536

As of December 31, 2023

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$98,101	$—	$—	$98,101
Debt investments	241	2,012,760	36,616	2,049,617
Equity investments	32,642	8	446	33,096
Total assets measured at fair value	$130,984	$2,012,768	$37,062	$2,180,814
Liabilities
Notes payable	$—	$1,922,243	$—	$1,922,243
Short sales	518	—	—	518
Total liabilities measured at fair value	$518	$1,922,243	$—	$1,922,761

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

Level 2 liabilities consist of notes payable issued by CLOs and are measured using the measurement alternative in ASU 2014-13. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (i) the fair value of the beneficial interests held by the Company, and (ii) the carrying value of any beneficial interests that represent compensation for services. The fair value of the beneficial interests held by the Company is based on third-party pricing information without adjustment.

The securities purchased payable at March 31, 2024 and December 31, 2023 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$37,062	$43,581
Realized and unrealized gains (losses), net	(324)	111
Purchases	—	4
Sales	(14,625)	(7,195)
Transfers to Level 2	(13,468)	(35,747)
Transfers from Level 2	39,148	9,904
Balance at end of period (1)	$47,793	$10,658
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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At March 31, 2024, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $29.1 million.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, resulting from: (i) any reduction in our assets under management; (ii) inability to achieve the expected benefits of strategic transactions; (iii) withdrawal, renegotiation or termination of investment advisory agreements; (iv) damage to our reputation; (v) inability to satisfy financial debt covenants and required payments; (vi) inability to attract and retain key personnel; (vii) challenges from competition; (viii) adverse developments related to unaffiliated subadvisers; (ix) negative changes in key distribution relationships; (x) interruptions, breaches, or failures of technology systems; (xi) loss on our investments; (xii) lack of sufficient capital on satisfactory terms; (xiii) adverse regulatory and legal developments; (xiv) failure to comply with investment guidelines or other contractual requirements; (xv) adverse civil litigation, government investigations, or proceedings; (xvi) unfavorable changes in tax laws or limitations; (xvii) inability to make common stock dividend payments; (xviii) impediments from certain corporate governance provisions; (xix) losses or costs not covered by insurance; (xx) impairment of goodwill or other intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2023 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Financial Highlights
▪Net income per diluted share was $4.10 in the first quarter of 2024, a decrease of $1.11, or 21.3%, compared to net income per diluted share of $5.21 in the first quarter of 2023.
▪Total sales were $7.6 billion in the first quarter of 2024, an increase of $1.3 billion, or 21.6%, from $6.2 billion in the first quarter of 2023. Net flows were $(1.2) billion in the first quarter of 2024 compared to net flows of $(1.9) billion in the first quarter of 2023.
▪Assets under management were $179.3 billion at March 31, 2024, an increase of $24.5 billion, or 15.8%, from March 31, 2023.

Assets Under Management
At March 31, 2024, total assets under management were $179.3 billion, representing an increase of $24.5 billion, or 15.8%, from March 31, 2023, and an increase of $7.1 billion, or 4.1%, from December 31, 2023. The increase in total assets under management from March 31, 2023 included $25.7 billion from positive market performance and $7.8 billion from the acquisition of AlphaSimplex Group LLC on April 1, 2023 ("AlphaSimplex"), partially offset by $6.6 billion of net outflows. The increase in total assets under management from December 31, 2023 included $8.7 billion from positive market performance partially offset by $1.2 billion of net outflows.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of March 31,		Change
(in millions)	2024	2023	$	%
Open-End Funds (1)	$57,818	$53,865	$3,953	7.3%
Closed-End Funds	10,064	10,358	(294)	(2.8)%
Retail Separate Accounts	46,816	37,397	9,419	25.2%
Institutional Accounts (2)	64,613	53,229	11,384	21.4%
Total	$179,311	$154,849	$24,462	15.8%
Average Assets Under Management (3)	$173,358	$152,361	$20,997	13.8%
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

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended March 31,
(in millions)	2024	2023
Open-End Funds (1)
Beginning balance	$56,062	$53,000
Inflows	3,476	3,011
Outflows	(4,104)	(4,792)
Net flows	(628)	(1,781)
Market performance	2,560	2,771
Other (2)	(176)	(125)
Ending balance	$57,818	$53,865
Closed-End Funds
Beginning balance	$10,026	$10,361
Inflows	—	4
Outflows	—	—
Net flows	—	4
Market performance	239	205
Other (2)	(201)	(212)
Ending balance	$10,064	$10,358
Retail Separate Accounts
Beginning balance	$43,202	$35,352
Inflows	2,373	1,367
Outflows	(1,695)	(1,288)
Net flows	678	79
Market performance	2,936	1,966
Other (2)	—	—
Ending balance	$46,816	$37,397

	Three Months Ended March 31,
(in millions)	2024	2023
Institutional Accounts (3)
Beginning balance	$62,969	$50,663
Inflows	1,734	1,852
Outflows	(3,022)	(2,047)
Net flows	(1,288)	(195)
Market performance	3,001	2,906
Other (2)	(69)	(145)
Ending balance	$64,613	$53,229
Total
Beginning balance	$172,259	$149,376
Inflows	7,583	6,234
Outflows	(8,821)	(8,127)
Net flows	(1,238)	(1,893)
Market performance	8,736	7,848
Other (2)	(446)	(482)
Ending balance	$179,311	$154,849
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
(3)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of March 31,		Change		% of Total
(in millions)	2024	2023	$	%	2024	2023
Asset Class
Equity	$103,501	$87,511	$15,990	18.3%	57.7%	56.5%
Fixed income	37,037	36,596	441	1.2%	20.6%	23.6%
Multi-asset (1)	21,975	20,597	1,378	6.7%	12.3%	13.3%
Alternatives (2)	16,798	10,145	6,653	65.6%	9.4%	6.6%
Total	$179,311	$154,849	$24,462	15.8%	100.0%	100.0%

(1)    Consists of strategies and client accounts with substantial holdings in at least two of the following asset classes: equity, fixed income and alternatives.
(2)    Consists of managed futures, event-driven, real estate securities, infrastructure, long/short and other strategies.

Average Assets Under Management and Average Fees Earned
The following tables summarize the average management fees earned in basis points and average assets under management:

	Three Months Ended March 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (3)
	2024	2023	2024	2023
Products
Open-End Funds (1)	49.9	47.6	$56,828	$54,141
Closed-End Funds	58.7	57.1	9,862	10,424
Retail Separate Accounts	43.9	44.2	43,202	35,352
Institutional Accounts (2)	30.8	31.8	63,466	52,444
All Products	41.9	42.0	$173,358	$152,361
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

The average fee rate earned on all products for the three months ended March 31, 2024 decreased by 0.1 basis points compared to the same period in the prior year primarily due to a shift in asset mix to lower fee assets partially offset by the addition of alternative strategies with higher fee rates from the AlphaSimplex acquisition.

Results of Operations
Summary Financial Data

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Investment management fees	$188,360	$164,478	$23,882	14.5%
Other revenue	33,682	33,396	286	0.9%
Total revenues	222,042	197,874	24,168	12.2%
Total operating expenses	189,736	169,295	20,441	12.1%
Operating income (loss)	32,306	28,579	3,727	13.0%
Other income (expense), net	5,501	4,923	578	11.7%
Interest income (expense), net	8,891	9,844	(953)	(9.7)%
Income (loss) before income taxes	46,698	43,346	3,352	7.7%
Income tax expense (benefit)	8,831	8,703	128	1.5%
Net income (loss)	37,867	34,643	3,224	9.3%
Noncontrolling interests	(8,009)	3,981	(11,990)	(301.2)%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$29,858	$38,624	$(8,766)	(22.7)%
Earnings (loss) per share-diluted	$4.10	$5.21	$(1.11)	(21.3)%

In the first quarter of 2024, total revenues increased 12.2% to $222.0 million from $197.9 million in the first quarter of 2023, primarily as a result of increased average assets under management during the current year period compared to the prior year period. Operating income increased $3.7 million to $32.3 million in the first quarter of 2024 compared to $28.6 million in the first quarter of 2023, due primarily to the aforementioned increased revenue, partially offset by increased operating expenses due to the addition of AlphaSimplex.

Revenues
Revenues by source were as follows:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Investment management fees
Open-end funds	$78,680	$71,266	$7,414	10.4%
Closed-end funds	14,394	14,678	(284)	(1.9)%
Retail separate accounts	48,981	40,079	8,902	22.2%
Institutional accounts	46,305	38,455	7,850	20.4%
Total investment management fees	188,360	164,478	23,882	14.5%
Distribution and service fees	14,030	14,153	(123)	(0.9)%
Administration and shareholder service fees	18,678	18,359	319	1.7%
Other income and fees	974	884	90	10.2%
Total Revenues	$222,042	$197,874	$24,168	12.2%

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management agreements, which generally require monthly or quarterly payments. Investment management fees increased by $23.9 million, or 14.5%, for the three months ended March 31, 2024, compared to the same period in the prior year primarily due to the increase in average assets under management.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees remained consistent during the three months ended March 31, 2024, compared to the same period in the prior year.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs and certain closed-end funds. Fund administration and shareholder service fees increased by $0.3 million, or 1.7%, for the three months ended March 31, 2024, compared to the same period in the prior year primarily due to the addition of AlphaSimplex.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees remained consistent during the three months ended March 31, 2024, compared to the same period in the prior year.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Operating expenses
Employment expenses	$115,163	$98,614	$16,549	16.8%
Distribution and other asset-based expenses	24,348	23,715	633	2.7%
Other operating expenses	31,375	30,730	645	2.1%
Other operating expenses of CIP	690	700	(10)	(1.4)%
Restructuring expense	797	—	797	N/M
Depreciation expense	2,028	1,145	883	77.1%
Amortization expense	15,335	14,391	944	6.6%
Total operating expenses	$189,736	$169,295	$20,441	12.1%
N/M - Not meaningful

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $115.2 million increased by $16.5 million, or 16.8%, compared to the same period in the prior year primarily due to the addition of AlphaSimplex and an increase in profit- and sales-based compensation in the current year.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the period commissions are recovered from distribution fee revenues and contingent sales charges received upon redemption of shares. During the three months ended March 31, 2024, distribution and other asset-based expenses increased $0.6 million, or 2.7%, compared to the same period in the prior year primarily due to an increase in assets under management in share classes that have asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses increased $0.6 million, or 2.1%, for the three months ended March 31, 2024, compared to the same period in the prior year. The increase was primarily attributable to the addition of AlphaSimplex partially offset by lower professional fees in the current year period.

Other Operating Expenses of CIP
Other operating expenses of CIP remained consistent during the three months ended March 31, 2024 compared to the same period in the prior year.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense increased $0.9 million, or 77.1%, for the three months ended March 31, 2024, compared to the respective period in the prior year. The increase was primarily due to the addition of AlphaSimplex and software and equipment purchases in the prior year and depreciation expense for new office space.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased $0.9 million, or 6.6%, for the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to the addition of AlphaSimplex.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$3,416	$2,670	$746	27.9%
Realized and unrealized gain (loss) of CIP, net	1,535	2,596	(1,061)	(40.9)%
Other income (expense), net	550	(343)	893	(260.3)%
Total Other Income (Expense), net	$5,501	$4,923	$578	11.7%

Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three months ended March 31, 2024 by $0.7 million, compared to the same period in the prior year. The realized and unrealized gains and losses reflect changes in overall market conditions for the respective periods.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed by $(1.1) million during the three months ended March 31, 2024, compared to the same period in the prior year. The change for the three months ended March 31, 2024 consisted primarily of unrealized losses of $17.9 million due to changes in market values of leveraged loans, partially offset by changes in unrealized gains of $16.8 million related to the value of the notes payable.

Other income (expense), net
Other income (expense), net changed by $0.9 million during the three months ended March 31, 2024, compared to the same period in the prior year primarily due to changes in the gains and losses on our equity method investments.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Interest Income (Expense)
Interest expense	$(5,681)	$(5,005)	$(676)	13.5%
Interest and dividend income	3,469	3,238	231	7.1%
Interest and dividend income of investments of CIP	51,115	46,814	4,301	9.2%
Interest expense of CIP	(40,012)	(35,203)	(4,809)	13.7%
Total Interest Income (Expense), net	$8,891	$9,844	$(953)	(9.7)%

Interest Expense
Interest expense increased $0.7 million, or 13.5%, during the three months ended March 31, 2024, compared to the same period in the prior year due primarily to higher average interest rates during the current year period.

Interest and Dividend Income
Interest and dividend income increased $0.2 million, or 7.1%, during the three months ended March 31, 2024, compared to the same period in the prior year. The increase was primarily attributable to both higher interest earned on cash balances and a higher average investment balance in the current year period compared to the prior year period.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP increased $4.3 million, or 9.2%, for the three months ended March 31, 2024, compared to the same period in the prior year. The increase was primarily due to higher average interest rates during the current year period and the addition of a CLO in the third quarter of 2023.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP increased by $4.8 million, or 13.7%, for the three months ended March 31, 2024, compared to the same period in the prior year primarily due to higher average interest rates and the addition of a CLO in the third quarter of 2023.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 18.9% and 20.1% for the three months ended March 31, 2024 and 2023, respectively. The lower estimated effective tax rate for the three months ended March 31, 2024 was primarily due to excess tax benefits associated with stock-based compensation and the change in valuation allowances in the current year related to the tax effects of unrealized gains on certain of our investments.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	March 31, 2024	December 31, 2023	Change
(in thousands)			$	%
Balance Sheet Data
Cash and cash equivalents	$123,880	$239,602	$(115,722)	(48.3)%
Investments	127,448	132,696	(5,248)	(4.0)%
Contingent consideration	66,704	90,938	(24,234)	(26.6)%
Debt	253,008	253,412	(404)	(0.2)%
Redeemable noncontrolling interests	115,185	104,869	10,316	9.8%
Total equity	876,003	868,289	7,714	0.9%

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Cash Flow Data
Provided by (Used in):
Operating activities	$(34,528)	$(42,959)	$8,431	(19.6)%
Investing activities	(2,460)	(13,145)	10,685	(81.3)%
Financing activities	(56,146)	(115,078)	58,932	(51.2)%

Overview
At March 31, 2024, we had $123.9 million of cash and cash equivalents and $127.4 million of investments, which included $90.5 million of investment securities, compared to $239.6 million of cash and cash equivalents and $132.7 million of investments, which included $97.3 million of investment securities, at December 31, 2023.

Uses of Capital
Our operating expenses consist of employee compensation and related benefit costs and other operating expenses, which primarily consist of investment research, technology costs, professional fees, distribution and occupancy costs, as well as interest on our indebtedness and income taxes. Annual incentive compensation, our largest annual operating cash expenditure, is paid in the first quarter of the year. In 2024 and 2023, we paid $146.1 million and $142.1 million, respectively, in incentive compensation earned during the years ended December 31, 2023 and 2022, respectively.

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including seeding or launching new products and expanding distribution; (ii) debt principal payments through scheduled amortization or additional paydowns; (iii) dividend payments to common stockholders; (iv) repurchases of our common stock, or withholding obligations for the net settlement of employee share transactions; (v) investments in our technology infrastructure; (vi) investments in inorganic growth opportunities that may require upfront and/or future payments; (vii) integration costs, including restructuring and severance, related to acquisitions, if any; and (viii) purchases of affiliate equity interests.

Capital and Reserve Requirements
Certain of our subsidiaries are registered with the SEC, Central Bank of Ireland (CBI) or other regulators that subject them to certain rules regarding minimum net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, or interruption of our business. At March 31, 2024, these subsidiaries were in compliance with all minimum net capital requirements.

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

Operating Cash Flow
Net cash used in operating activities of $34.5 million for the three months ended March 31, 2024 decreased by $8.4 million from net cash used in operating activities of $43.0 million for the same period in the prior year primarily due to an increase in cash from higher net income and an increase of $17.1 million in net sales of investments by CIP in the current year period partially offset by an increase in payments in incentive compensation in the current year.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $2.5 million for the three months ended March 31, 2024 decreased by $10.7 million from net cash used in investing activities of $13.1 million for the same period in the prior year primarily due to cash paid for an equity method investment in the prior year period that did not reoccur in the current year period.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and purchases and sales of noncontrolling interests. Net cash used in financing activities of $56.1 million for the three months ended March 31, 2024 decreased by $58.9 million from net cash used in investing activities of $115.1 million for the same period in the prior year primarily due to a $43.4 million decrease in the repayment on borrowings of CIP and a $16.5 million increase in net contributions from noncontrolling interests.

Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. The Company repaid $0.7 million outstanding under the Term Loan during the three months ended March 31, 2024 and had $258.1 million outstanding under the Term Loan at March 31, 2024. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $5.1 million as of March 31, 2024.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2023 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three months ended March 31, 2024, there were no material changes to the information contained in Part II, Item 7A of the Company's 2023 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A.    Risk Factors
There have been no material changes to the Company’s risk factors from those previously reported in our 2023 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
An aggregate of 5,680,045 shares of our common stock have been authorized to be repurchased under a share repurchase program since it was initially approved in 2010 by our Board of Directors. As of March 31, 2024, 583,437 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions, tax and other financial considerations. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended March 31, 2024.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1-31, 2024	—	$—	—	604,545
February 1-29, 2024	9,634	$232.77	9,634	594,911
March 1-31, 2024	11,474	$240.26	11,474	583,437
Total	21,108		21,108
(1)Average price paid per share is calculated on a settlement basis and excludes commissions and taxes.
(2)The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in May 2022. This repurchase program is not subject to an expiration date.

Item 5.    Other Information
During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2024

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)