Form 10-Q
period 2024-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2024-08-08
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,082,071 as of August 1, 2024.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q (the "10-Q") refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$183,001	$239,602
Investments	122,316	132,696
Accounts receivable, net	105,638	109,076
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	166,738	100,732
Cash pledged or on deposit of CIP	958	680
Investments of CIP	2,106,659	2,082,713
Other assets of CIP	39,187	43,235
Furniture, equipment and leasehold improvements, net	25,150	26,216
Intangible assets, net	401,586	432,119
Goodwill	397,098	397,098
Deferred taxes, net	24,471	25,024
Other assets	74,894	89,438
Total assets	$3,647,696	$3,678,629
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$132,261	$200,837
Accounts payable and accrued liabilities	30,275	38,756
Dividends payable	16,982	17,291
Contingent consideration	63,404	90,938
Debt	247,605	253,412
Other liabilities	63,137	91,471
Liabilities of CIP
Notes payable of CIP	1,990,338	1,922,243
Securities purchased payable and other liabilities of CIP	102,126	90,523
Total liabilities	2,646,128	2,705,471
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	129,450	104,869
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,233,778 shares issued and 7,082,071 shares outstanding at June 30, 2024; and 12,163,228 shares issued and 7,087,728 shares outstanding at December 31, 2023	122	122
Additional paid-in capital	1,304,176	1,300,999
Retained earnings (accumulated deficit)	226,540	207,356
Accumulated other comprehensive income (loss)	(200)	(87)
Treasury stock, at cost, 5,151,707 and 5,075,500 shares at June 30, 2024 and December 31, 2023, respectively	(661,963)	(644,464)
Total equity attributable to Virtus Investment Partners, Inc.	868,675	863,926
Noncontrolling interests	3,443	4,363
Total equity	872,118	868,289
Total liabilities and equity	$3,647,696	$3,678,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues
Investment management fees	$191,652	$179,979	$380,012	$344,457
Distribution and service fees	13,410	14,132	27,440	28,285
Administration and shareholder service fees	18,308	18,240	36,986	36,599
Other income and fees	1,014	1,185	1,988	2,069
Total revenues	224,384	213,536	446,426	411,410
Operating Expenses
Employment expenses	105,667	104,694	220,830	203,308
Distribution and other asset-based expenses	23,695	25,460	48,043	49,175
Other operating expenses	33,050	33,483	64,425	64,213
Other operating expenses of consolidated investment products ("CIP")	2,909	360	3,599	1,060
Change in fair value of contingent consideration	(3,300)	(6,800)	(3,300)	(6,800)
Restructuring expense	690	—	1,487	—
Depreciation expense	2,270	1,485	4,298	2,630
Amortization expense	15,198	15,808	30,533	30,199
Total operating expenses	180,179	174,490	369,915	343,785
Operating Income (Loss)	44,205	39,046	76,511	67,625
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	(1,553)	1,717	1,863	4,387
Realized and unrealized gain (loss) of CIP, net	(12,936)	(4,436)	(11,401)	(1,840)
Other income (expense), net	597	(847)	1,147	(1,190)
Total other income (expense), net	(13,892)	(3,566)	(8,391)	1,357
Interest Income (Expense)
Interest expense	(5,611)	(6,217)	(11,292)	(11,222)
Interest and dividend income	2,643	2,675	6,112	5,913
Interest and dividend income of investments of CIP	52,385	47,884	103,500	94,698
Interest expense of CIP	(41,960)	(38,732)	(81,972)	(73,935)
Total interest income (expense), net	7,457	5,610	16,348	15,454
Income (Loss) Before Income Taxes	37,770	41,090	84,468	84,436
Income tax expense (benefit)	11,748	10,910	20,579	19,613
Net Income (Loss)	26,022	30,180	63,889	64,823
Noncontrolling interests	(8,408)	77	(16,417)	4,058
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$17,614	$30,257	$47,472	$68,881
Earnings (Loss) per Share—Basic	$2.47	$4.14	$6.66	$9.47
Earnings (Loss) per Share—Diluted	$2.43	$4.10	$6.54	$9.31
Weighted Average Shares Outstanding—Basic	7,127	7,308	7,123	7,277
Weighted Average Shares Outstanding—Diluted	7,242	7,385	7,264	7,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net Income (Loss)	$26,022	$30,180	$63,889	$64,823
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $2 and $(42) for the three months ended June 30, 2024 and 2023, respectively and $38 and $(77) for the six months ended June 30, 2024 and 2023	(13)	112	(113)	211
Other comprehensive income (loss)	(13)	112	(113)	211
Comprehensive income (loss)	26,009	30,292	63,776	65,034
Comprehensive (income) loss attributable to noncontrolling interests	(8,408)	77	(16,417)	4,058
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$17,601	$30,369	$47,359	$69,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$63,889	$64,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	36,533	34,476
Stock-based compensation	16,020	12,404
Equity in earnings of equity method investments	(1,436)	1,151
Distributions from equity method investments	2,341	1,080
Realized and unrealized (gains) losses on investments, net	(1,838)	(4,379)
Change in fair value of contingent consideration	(3,300)	(6,800)
Lease termination	(1,334)	—
Deferred taxes, net	653	(103)
Changes in operating assets and liabilities:
Sales (purchases) of investments, net	6,851	3,757
Accounts receivable, net and other assets	10,255	4,828
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(101,798)	(71,676)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	7,231	(775)
Purchases of investments by CIP	(629,549)	(556,365)
Sales of investments by CIP	635,658	610,917
Net proceeds (purchases) of short-term investments and securities sold short by CIP	207	(271)
Change in other assets and liabilities of CIP	(6,843)	9,021
Amortization of discount on notes payable of CIP	1,887	—
Net cash provided by (used in) operating activities	35,427	102,088
Cash Flows from Investing Activities:
Capital expenditures	(3,251)	(2,548)
Acquisition of businesses, net of cash acquired of $4,395 for the six months ended June 30, 2023	—	(108,999)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(549)	(52)
Purchase of equity method investment	—	(11,645)
Net cash provided by (used in) investing activities	(3,800)	(123,244)
Cash Flows from Financing Activities:
Borrowings on credit agreement	—	50,000
Repayments on credit agreement	(6,375)	(11,375)
Common stock dividends paid	(28,597)	(26,367)
Repurchase of common shares	(17,499)	(10,000)
Payment of contingent consideration	(24,234)	(27,179)
Taxes paid related to net share settlement of restricted stock units	(10,444)	(13,222)
Affiliate equity sales (purchases)	(419)	—
Net contributions from (distributions to) noncontrolling interests	18,156	2,459
Financing activities of CIP:
Payments on borrowings by CIP	(690,496)	(175,043)
Borrowings by CIP	738,064	—
Net cash provided by (used in) financing activities	(21,844)	(210,727)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(100)	383
Net increase (decrease) in cash, cash equivalents and restricted cash	9,683	(231,500)
Cash, cash equivalents and restricted cash, beginning of period	341,014	589,179
Cash, cash equivalents and restricted cash, end of period	$350,697	$357,679

Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(10,199)	$(3,447)
Common stock dividends payable	$13,561	$12,056

(in thousands)	June 30, 2024	December 31, 2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$183,001	$239,602
Cash and cash equivalents of CIP	166,738	100,732
Cash pledged or on deposit of CIP	958	680
Cash, cash equivalents and restricted cash at end of period	$350,697	$341,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at March 31, 2023	7,288,394	$121	$1,281,509	$155,792	$(259)	4,851,693	$(599,248)	$837,915	$6,382	$844,297	$106,630
Net income (loss)	—	—	—	30,257	—	—	—	30,257	(650)	29,607	573
Foreign currency translation adjustments	—	—	—	—	112	—	—	112	—	112	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(536)	(536)	3,196
Cash dividends declared ($1.65 per common share)	—	—	—	(12,038)	—	—	—	(12,038)	—	(12,038)	—
Repurchases of common shares	(51,840)	—	—	—	—	51,840	(10,000)	(10,000)	—	(10,000)	—
Issuance of common shares related to employee stock transactions	18,232	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(1,013)	—	—	—	—	(1,013)	—	(1,013)	—
Stock-based compensation	—	—	6,280	—	—	—	—	6,280	—	6,280	—
Balances at June 30, 2023	7,254,786	$122	$1,286,775	$174,011	$(147)	4,903,533	$(609,248)	$851,513	$5,196	$856,709	$110,399
Balances at March 31, 2024	7,127,881	$122	$1,298,157	$223,023	$(187)	5,096,608	$(649,463)	$871,652	$4,351	$876,003	$115,185
Net income (loss)	—	—	—	17,614	—	—	—	17,614	(673)	16,941	9,081
Foreign currency translation adjustments	—	—	—	—	(13)	—	—	(13)	—	(13)	—
Net subscriptions (redemptions) and other	—	—	62	—	—	—	—	62	(235)	(173)	5,184
Cash dividends declared ($1.90 per common share)	—	—	—	(14,097)	—	—	—	(14,097)	—	(14,097)	—
Repurchases of common shares	(55,099)	—	—	—	—	55,099	(12,500)	(12,500)	—	(12,500)	—
Issuance of common shares related to employee stock transactions	9,289	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(592)	—	—	—	—	(592)	—	(592)	—
Stock-based compensation	—	—	6,549	—	—	—	—	6,549	—	6,549	—
Balances at June 30, 2024	7,082,071	$122	$1,304,176	$226,540	$(200)	5,151,707	$(661,963)	$868,675	$3,443	$872,118	$129,450

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2022	7,181,554	$120	$1,286,244	$130,261	$(358)	4,851,693	$(599,248)	$817,019	$5,917	$822,936	$113,718
Net income (loss)	—	—	—	68,881	—	—	—	68,881	115	68,996	(4,173)
Foreign currency translation adjustments	—	—	—	—	211	—	—	211	—	211	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(836)	(836)	854
Cash dividends declared ($3.30 per common share)	—	—	—	(25,131)	—	—	—	(25,131)	—	(25,131)	—
Repurchases of common shares	(51,840)	—	—	—	—	51,840	(10,000)	(10,000)	—	(10,000)	—
Issuance of common shares related to employee stock transactions	125,072	2	(2)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(13,222)	—	—	—	—	(13,222)	—	(13,222)	—
Stock-based compensation	—	—	13,755	—	—	—	—	13,755	—	13,755	—
Balances at June 30, 2023	7,254,786	$122	$1,286,775	$174,011	$(147)	4,903,533	$(609,248)	$851,513	$5,196	$856,709	$110,399
Balances at December 31, 2023	7,087,728	$122	$1,300,999	$207,356	$(87)	5,075,500	$(644,464)	$863,926	$4,363	$868,289	$104,869
Net income (loss)	—	—	—	47,472	—	—	—	47,472	(282)	47,190	16,699
Foreign currency translation adjustments	—	—	—	—	(113)	—	—	(113)	—	(113)	—
Net subscriptions (redemptions) and other	—	—	62	—	—	—	—	62	(638)	(576)	7,882
Cash dividends declared ($3.80 per common share)	—	—	—	(28,288)	—	—	—	(28,288)	—	(28,288)	—
Repurchases of common shares	(76,207)	—	—	—	—	76,207	(17,499)	(17,499)	—	(17,499)	—
Issuance of common shares related to employee stock transactions	70,550	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(10,444)	—	—	—	—	(10,444)	—	(10,444)	—
Stock-based compensation	—	—	13,559	—	—	—	—	13,559	—	13,559	—
Balances at June 30, 2024	7,082,071	$122	$1,304,176	$226,540	$(200)	5,151,707	$(661,963)	$868,675	$3,443	$872,118	$129,450

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

The Company provides investment management and related services to institutions and individuals. The Company's investment strategies are offered to institutional clients through institutional separate and commingled accounts, including subadvisory services to other investment advisers and Company sponsored structured products. The Company’s retail investment management services are provided to individuals through products consisting of: mutual funds registered pursuant to the Investment Company Act of 1940, as amended (the "open-end funds") that include U.S. retail funds, exchange-traded funds ("ETFs") and variable insurance funds; Undertaking for Collective Investment in Transferable Securities and Qualifying Investor Funds (collectively, "global funds"); closed-end funds (collectively, with open-end funds, the "funds"); and retail separate accounts that include intermediary-sold and private client accounts.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

3. Revenues
The Company's revenues are recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to clients. Investment management fees, distribution and service fees, and administration and shareholder service fees are generally calculated as a percentage of average net assets of the investment portfolios managed. The net asset values from which these fees are calculated are variable in nature and subject to factors outside of the Company's control, such as additional investments, withdrawals and market performance. Because of this, these fees are considered constrained until the end of the contractual measurement period (monthly or quarterly), which is when asset values are generally determinable.

Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Investment management fees
Open-end funds	$79,883	$78,161	$158,563	$149,427
Closed-end funds	14,405	14,674	28,799	29,352
Retail separate accounts	52,216	42,803	101,197	82,882
Institutional accounts	45,148	44,341	91,453	82,796
Total investment management fees	$191,652	$179,979	$380,012	$344,457

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

5. Intangible Assets, Net
Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2023	$806,655	$(416,834)	$389,821	$42,298	$432,119
Intangible amortization	—	(30,533)	(30,533)	—	(30,533)
Balances at June 30, 2024	$806,655	$(447,367)	$359,288	$42,298	$401,586
Definite-lived intangible asset amortization for the remainder of fiscal year 2024 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2024	$25,766
2025	51,532
2026	50,552
2027	47,450
2028	41,787
2029 and thereafter	142,201
Total	$359,288

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 16, at June 30, 2024 and December 31, 2023 were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Investment securities - fair value	$86,248	$97,304
Equity method investments (1)	22,055	22,710
Nonqualified retirement plan assets	14,013	12,682
Total investments	$122,316	$132,696
(1)    The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and separately managed accounts. The composition of the Company’s investment securities - fair value was as follows:

	June 30, 2024		December 31, 2023
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$65,205	$64,420	$80,794	$77,433
Equity securities	18,954	21,828	16,353	19,871
Total investment securities - fair value	$84,159	$86,248	$97,147	$97,304
For the three and six months ended June 30, 2024, the Company recognized net realized gains of $1.0 million and $0.7 million, respectively, related to its investment securities - fair value. For the three and six months ended June 30, 2023, the Company recognized net realized gains of $0.8 million and $2.2 million, respectively, related to its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 16, as of June 30, 2024 and December 31, 2023 by fair value hierarchy level were as follows:
June 30, 2024

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$147,135	$—	$—	$147,135
Investment securities - fair value
Sponsored funds	64,420	—	—	64,420
Equity securities	21,828	—	—	21,828
Nonqualified retirement plan assets	14,013	—	—	14,013
Total assets measured at fair value	$247,396	$—	$—	$247,396

Liabilities
Contingent consideration	$—	$—	$38,408	$38,408
Total liabilities measured at fair value	$—	$—	$38,408	$38,408

December 31, 2023

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$197,240	$—	$—	$197,240
Investment securities - fair value
Sponsored funds	77,433	—	—	77,433
Equity securities	19,871	—	—	19,871
Nonqualified retirement plan assets	12,682	—	—	12,682
Total assets measured at fair value	$307,226	$—	$—	$307,226

Liabilities
Contingent consideration	$—	$—	$56,200	$56,200
Total liabilities measured at fair value	$—	$—	$56,200	$56,200
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in money market funds are valued using published net asset values and are classified as Level 1.

Sponsored funds represent investments in open-end funds and closed-end funds for which the Company acts as the investment manager. The fair values of U.S. retail funds and global funds are determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds and ETFs is determined based on the official closing price on the exchange on which they are traded and are categorized as Level 1.

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

Contingent consideration represents liabilities associated with contingent payment arrangements made in connection with the Company’s business combinations. In these contingent payment arrangements, the Company agrees to pay additional transaction consideration to the seller based on future performance. Contingent consideration is remeasured at fair value each reporting date using a simulation model with the assistance of an independent valuation firm and approved by management and are categorized as Level 3.

The following table presents a reconciliation of beginning and ending balances of the Company's contingent consideration liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Contingent consideration, beginning of period	$41,708	$61,710	$56,200	$78,100
Reduction for payments made	—	—	(14,492)	(16,390)
Increase (reduction) of liability related to re-measurement of fair value	(3,300)	(6,800)	(3,300)	(6,800)
Contingent consideration, end of period	$38,408	$54,910	$38,408	$54,910
The contingent consideration related to the Westchester Capital Management transaction as of June 30, 2024, was $7.8 million measured using an options pricing model valuation technique. The most significant unobservable inputs used relate to revenue growth rates, discount rates (range of 6%-7%) and the market price of risk adjustment (9%). The NFJ Investment Group contingent consideration liability as of June 30, 2024, was $30.6 million measured using an options pricing model valuation technique. The most significant unobservable inputs used relate to the revenue growth rates, discount rates (range of 6% - 7%) and the market price of risk adjustment (7%).

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

8. Equity Transactions
Dividends Declared
On May 15, 2024, the Company declared a quarterly cash dividend of $1.90 per common share to be paid on August 15, 2024 to shareholders of record at the close of business on July 31, 2024.

Common Stock Repurchases
During the three and six months ended June 30, 2024, the Company repurchased 55,099 and 76,207 common shares, respectively, at a weighted average price of $226.83 and $229.60 per share, respectively, for a total cost, including fees and expenses, of $12.5 million and $17.5 million, respectively, under its share repurchase program. As of June 30, 2024, 528,338 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions, tax and other financial considerations. The program, which has no specified term, may be suspended or terminated at any time.

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) were as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Balance at beginning of period	$(87)	$(358)
Net current-period other comprehensive income (loss) (1)	(113)	211
Balance at end of period	$(200)	$(147)
(1)     Consists of foreign currency translation adjustments, net of tax of $38 and $(77) for the six months ended June 30, 2024 and 2023, respectively.

10. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), and unrestricted shares of common stock, have been granted to officers, employees and directors of the Company pursuant to the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At June 30, 2024, 818,989 shares of common stock remained available for issuance of the 3,825,000 shares that are authorized for issuance under the Omnibus Plan.
Stock-based compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense	$9,189	$6,655	$16,020	$12,404

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the six months ended June 30, 2024 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	344,717	$204.48
Granted	120,563	$235.06
Forfeited	(9,505)	$256.00
Settled	(112,498)	$229.57
Outstanding at June 30, 2024	343,277	$205.57

For the six months ended June 30, 2024 and 2023, a total of 45,117 and 76,452 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations and for which the Company paid $10.4 million and $13.2 million respectively, in minimum employee tax withholding obligations. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the six months ended June 30, 2024 and 2023, the Company granted 26,757 and 44,583 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of June 30, 2024, unamortized stock-based compensation expense for unvested RSUs and PSUs was $40.5 million with a weighted-average remaining contractual life of 1.4 years.

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
The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net Income (Loss)	$26,022	$30,180	$63,889	$64,823
Noncontrolling interests	(8,408)	77	(16,417)	4,058
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$17,614	$30,257	$47,472	$68,881
Shares:
Basic: Weighted-average number of shares outstanding	7,127	7,308	7,123	7,277
Plus: Incremental shares from assumed conversion of dilutive instruments	115	77	141	121
Diluted: Weighted-average number of shares outstanding	7,242	7,385	7,264	7,398
Earnings (Loss) per Share—Basic	$2.47	$4.14	$6.66	$9.47
Earnings (Loss) per Share—Diluted	$2.43	$4.10	$6.54	$9.31

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Restricted stock units	13	36	4	36
Total anti-dilutive securities	13	36	4	36

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 24.4% and 23.2% for the six months ended June 30, 2024 and 2023, respectively. The higher estimated effective tax rate for the six months ended June 30, 2024 was primarily due to a change in excess tax benefits associated with stock-based compensation and the change in valuation allowances in the current year related to the tax effects of unrealized gains on certain Company investments.

13. Debt
Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. The Company repaid $6.4 million outstanding under the Term Loan during the six months ended June 30, 2024 and had $252.4 million outstanding under the Term Loan at June 30, 2024. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $4.8 million as of June 30, 2024.

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

The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. Based on information currently available, available insurance coverage, indemnities and established reserves, the Company believes that the outcomes of its legal and regulatory proceedings are not likely, either individually or in the aggregate, to have a material adverse effect on the Company's results of operations, cash flows or consolidated financial condition. However, in the event of unexpected subsequent developments, and given the inherent unpredictability of these legal and regulatory matters, the Company can provide no assurance that its assessment of any legal matter will reflect the ultimate outcome, and an adverse outcome in certain matters could have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.

15. Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent third-party investments in the Company's CIP and minority interests held in a consolidated affiliate. Minority interests held in the affiliate are subject to holder put rights and Company call rights at pre-established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals or upon certain conditions, such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing affiliate equity, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. These minority interests in the affiliate are recorded at estimated redemption value within redeemable noncontrolling interests on the Company's Condensed Consolidated Balance Sheets, and any changes in the estimated redemption value are recorded on the Condensed Consolidated Statements of Operations within noncontrolling interests.

Redeemable noncontrolling interests for the six months ended June 30, 2024 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2023	$30,643	$74,226	$104,869
Net income (loss) attributable to noncontrolling interests	1,833	3,584	5,417
Changes in redemption value (1)	—	11,282	11,282
Total net income (loss) attributable to noncontrolling interests	1,833	14,866	16,699
Affiliate equity sales (purchases)	—	(419)	(419)
Net subscriptions (redemptions) and other	12,237	(3,936)	8,301
Balances at June 30, 2024	$44,713	$84,737	$129,450
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

The Company evaluates any variable interest entity ("VIE") in which the Company has a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support, or (ii) where, as a group, the holders of the equity investment at risk do not possess any one of the following: (a) the power through voting or similar rights to direct the activities that most significantly impact the entity's economic performance, (b) the obligation to absorb expected losses or the right to receive expected residual returns of the entity, or (c) proportionate voting and economic interests and where substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024			December 31, 2023
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	GFs		CLOs	GFs
Cash and cash equivalents	$8,576	$156,822	$2,298	$1,223	$98,101	$2,088
Investments	46,317	1,988,364	71,978	30,985	1,972,342	79,386
Other assets	1,255	37,022	910	174	41,985	1,076
Notes payable	—	(1,990,338)	—	—	(1,922,243)	—
Securities purchased payable and other liabilities	(772)	(99,797)	(1,557)	(740)	(89,167)	(616)
Noncontrolling interests	(17,880)	(3,443)	(26,833)	(7,316)	(4,363)	(23,327)
Net interests in CIP	$37,496	$88,630	$46,796	$24,326	$96,655	$58,607

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. The financial information of certain CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included. At June 30, 2024, the Company consolidated seven CLOs.

Investments of CLOs
The CLOs held investments of $2.0 billion at June 30, 2024, consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2025 and 2032 and generally pay interest at SOFR plus a spread.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.2 billion at June 30, 2024, consisting of senior secured floating rate notes payable with a par value of $2.0 billion and subordinated notes with a par value of $217.9 million. These note obligations bear interest at variable rates based on SOFR plus a pre-defined spread.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at June 30, 2024, as shown in the table below:

(in thousands)
Subordinated notes	$87,561
Accrued investment management fees	1,069
Total Beneficial Interests	$88,630

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Six Months Ended June 30, 2024
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(12,377)
Interest income	99,673
Total Income	87,296

Expenses:
Other operating expenses	3,224
Interest expense	81,972
Total Expense	85,196
Noncontrolling interests	282
Net Income (Loss) Attributable to CLOs	$2,382

The following table represents the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Six Months Ended June 30, 2024
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(2,059)
Investment management fees	4,441
Total Economic Interests	$2,382

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by fair value hierarchy level were as follows:
As of June 30, 2024

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$163,605	$—	$—	$163,605
Debt investments	—	2,034,350	35,109	2,069,459
Equity investments	35,229	97	1,874	37,200
Derivatives	124	—	—	124
Total assets measured at fair value	$198,958	$2,034,447	$36,983	$2,270,388
Liabilities
Notes payable	$—	$1,990,338	$—	$1,990,338
Short sales	474	—	—	474
Total liabilities measured at fair value	$474	$1,990,338	$—	$1,990,812

As of December 31, 2023

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$98,101	$—	$—	$98,101
Debt investments	241	2,012,760	36,616	2,049,617
Equity investments	32,642	8	446	33,096
Total assets measured at fair value	$130,984	$2,012,768	$37,062	$2,180,814
Liabilities
Notes payable	$—	$1,922,243	$—	$1,922,243
Short sales	518	—	—	518
Total liabilities measured at fair value	$518	$1,922,243	$—	$1,922,761

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

The securities purchased payable at June 30, 2024 and December 31, 2023 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Six Months Ended June 30,
(in thousands)	2024	2023
Balance at beginning of period	$37,062	$43,581
Realized and unrealized gains (losses), net	629	(467)
Purchases	31	2,903
Sales	(19,845)	(7,231)
Transfers to Level 2	(54,857)	(48,337)
Transfers from Level 2	73,963	53,091
Balance at end of period (1)	$36,983	$43,540
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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At June 30, 2024, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $27.8 million.

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

Overview
    Our Business
We provide investment management and related services to institutions and individuals. We use a multi-manager, multi-style approach, offering investment strategies from our investment managers, each having its own distinct investment style, autonomous investment process and individual brand, as well as from select unaffiliated managers for certain of our funds. By offering a broad array of products, we believe we can appeal to a greater number of investors and have offerings across market cycles and through changes in investor preferences. Our earnings are primarily from asset-based fees charged for services relating to these various products, including investment management, fund administration, distribution, and shareholder services.

We offer investment strategies for institutional and individual investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternatives), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our institutional products are offered through institutional separate accounts and commingled accounts, including subadvisory services to other investment advisers and Company sponsored structured products to a variety of institutional clients. Our retail products include open-end funds, closed-end funds and retail separate accounts.

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

Financial Highlights
▪Net income per diluted share was $2.43 in the second quarter of 2024, a decrease of $1.67, or 40.7%, compared to net income per diluted share of $4.10 in the second quarter of 2023.
▪Total sales were $6.1 billion in the second quarter of 2024, a decrease of $1.4 billion, or 19.0%, from $7.6 billion in the second quarter of 2023. Net flows were $(2.6) billion in the second quarter of 2024 compared to neutral net flows in the second quarter of 2023.
▪Assets under management were $173.6 billion at June 30, 2024, an increase of $5.3 billion, or 3.1%, from June 30, 2023.

Assets Under Management
At June 30, 2024, total assets under management were $173.6 billion, representing an increase of $5.3 billion, or 3.1%, from June 30, 2023, and an increase of $1.3 billion, or 0.8%, from December 31, 2023. The increase in total assets under management from June 30, 2023 included $16.9 billion from positive market performance partially offset by $9.2 billion of net outflows. The increase in total assets under management from December 31, 2023 included $6.2 billion from positive market performance partially offset by $3.9 billion of net outflows.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of June 30,		Change
(in millions)	2024	2023	$	%
Open-End Funds (1)	$55,852	$56,828	$(976)	(1.7)%
Closed-End Funds	9,915	10,166	(251)	(2.5)%
Retail Separate Accounts (2)	45,672	38,992	6,680	17.1%
Institutional Accounts (3)	62,146	62,330	(184)	(0.3)%
Total	$173,585	$168,316	$5,269	3.1%
Average Assets Under Management (4)	$174,267	$157,675	$16,592	10.5%
(1)Represents assets under management of U.S. retail funds, global funds, ETFs and variable insurance funds.
(2)Includes investment models provided to managed account sponsors.
(3)Represents assets under management of institutional separate and commingled accounts including structured products.
(4)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balances
–Institutional Accounts - average of month-end balances

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Open-End Funds (1)
Beginning balance	$57,818	$53,865	$56,062	$53,000
Inflows	2,777	2,550	6,253	5,561
Outflows	(4,120)	(4,692)	(8,224)	(9,484)
Net flows	(1,343)	(2,142)	(1,971)	(3,923)
Market performance	(480)	2,163	2,080	4,934
Other (2)	(143)	2,942	(319)	2,817
Ending balance	$55,852	$56,828	$55,852	$56,828
Closed-End Funds
Beginning balance	$10,064	$10,358	$10,026	$10,361
Inflows	—	20	—	24
Outflows	(41)	—	(41)	—
Net flows	(41)	20	(41)	24
Market performance	83	(1)	322	204
Other (2)	(191)	(211)	(392)	(423)
Ending balance	$9,915	$10,166	$9,915	$10,166
Retail Separate Accounts (3)
Beginning balance	$46,816	$37,397	$43,202	$35,352
Inflows	2,172	1,346	4,545	2,713
Outflows	(1,688)	(1,434)	(3,383)	(2,722)
Net flows	484	(88)	1,162	(9)
Market performance	(1,631)	1,683	1,305	3,649
Other (2)	3	—	3	—
Ending balance	$45,672	$38,992	$45,672	$38,992

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Institutional Accounts (4)
Beginning balance	$64,613	$53,229	$62,969	$50,663
Inflows	1,188	3,660	2,922	5,512
Outflows	(2,913)	(1,478)	(5,935)	(3,525)
Net flows	(1,725)	2,182	(3,013)	1,987
Market performance	(549)	2,440	2,452	5,346
Other (2)	(193)	4,479	(262)	4,334
Ending balance	$62,146	$62,330	$62,146	$62,330
Total
Beginning balance	$179,311	$154,849	$172,259	$149,376
Inflows	6,137	7,576	13,720	13,810
Outflows	(8,762)	(7,604)	(17,583)	(15,731)
Net flows	(2,625)	(28)	(3,863)	(1,921)
Market performance	(2,577)	6,285	6,159	14,133
Other (2)	(524)	7,210	(970)	6,728
Ending balance	$173,585	$168,316	$173,585	$168,316
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
(3)Includes investment models provided to managed account sponsors.
(4)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of June 30,		Change		% of Total
(in millions)	2024	2023	$	%	2024	2023
Asset Class
Equity	$99,224	$91,211	$8,013	8.8%	57.2%	54.2%
Fixed income	36,970	38,361	(1,391)	(3.6)%	21.3%	22.8%
Multi-asset (1)	21,060	20,914	146	0.7%	12.1%	12.4%
Alternatives (2)	16,331	17,830	(1,499)	(8.4)%	9.4%	10.6%
Total	$173,585	$168,316	$5,269	3.1%	100.0%	100.0%

(1)    Consists of multi-asset offerings not included in equity, fixed income, and alternatives.
(2)    Consists of managed futures, event-driven, real estate securities, infrastructure, long/short and other strategies.

Average Assets Under Management and Average Fees Earned
The following tables summarize the average management fees earned in basis points and average assets under management:

	Three Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (4)
	2024	2023	2024	2023
Products
Open-End Funds (1)	50.9	49.3	$56,692	$56,120
Closed-End Funds	58.6	57.6	9,894	10,224
Retail Separate Accounts (2)	43.3	44.1	46,816	37,397
Institutional Accounts (3)	30.7	31.6	61,773	59,248
All Products	42.2	42.2	$175,175	$162,989

	Six Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (4)
	2024	2023	2024	2023
Products
Open-End Funds (1)	50.4	48.5	$56,760	$55,131
Closed-End Funds	58.6	57.3	9,878	10,323
Retail Separate Accounts (2)	43.6	44.2	45,009	36,375
Institutional Accounts (3)	30.8	31.7	62,620	55,846
All Products	42.0	42.1	$174,267	$157,675
(1)Represents assets under management of U.S. retail funds, global funds, ETFs and variable insurance funds.
(2)Includes investment models provided to managed account sponsors.
(3)Represents assets under management of institutional separate and commingled accounts including structured products.
(4)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balances
–Institutional Accounts - average of month-end balances

Average fees earned represent investment management fees, net of revenue-related adjustments, and excluding the impact of consolidated investment products ("CIP") divided by average net assets. Revenue-related adjustments are based on specific agreements and reflect the portion of investment management fees passed-through to third-party client intermediaries for services to investors in sponsored investment products. Fund fees are calculated based on average daily or weekly net assets. Retail separate account fees are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances, an average of current quarter’s asset values or on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to the funds.

The average fee rate earned on all products was flat for the three and six months ended June 30, 2024 compared to the same periods in the prior year.

Results of Operations
Summary Financial Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Investment management fees	$191,652	$179,979	$11,673	6.5%	$380,012	$344,457	$35,555	10.3%
Other revenue	32,732	33,557	(825)	(2.5)%	66,414	66,953	(539)	(0.8)%
Total revenues	224,384	213,536	10,848	5.1%	446,426	411,410	35,016	8.5%
Total operating expenses	180,179	174,490	5,689	3.3%	369,915	343,785	26,130	7.6%
Operating income (loss)	44,205	39,046	5,159	13.2%	76,511	67,625	8,886	13.1%
Other income (expense), net	(13,892)	(3,566)	(10,326)	289.6%	(8,391)	1,357	(9,748)	(718.3)%
Interest income (expense), net	7,457	5,610	1,847	32.9%	16,348	15,454	894	5.8%
Income (loss) before income taxes	37,770	41,090	(3,320)	(8.1)%	84,468	84,436	32	N/M
Income tax expense (benefit)	11,748	10,910	838	7.7%	20,579	19,613	966	4.9%
Net income (loss)	26,022	30,180	(4,158)	(13.8)%	63,889	64,823	(934)	(1.4)%
Noncontrolling interests	(8,408)	77	(8,485)	N/M	(16,417)	4,058	(20,475)	N/M
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$17,614	$30,257	$(12,643)	(41.8)%	$47,472	$68,881	$(21,409)	(31.1)%
Earnings (loss) per share-diluted	$2.43	$4.10	$(1.67)	(40.7)%	$6.54	$9.31	$(2.77)	(29.8)%
N/M = Not Meaningful

In the second quarter of 2024, total revenues increased 5.1% to $224.4 million from $213.5 million in the second quarter of 2023, primarily as a result of increased average assets under management during the current year period compared to the prior year period. Operating income increased $5.2 million to $44.2 million in the second quarter of 2024 compared to $39.0 million in the second quarter of 2023, due primarily to the aforementioned increased revenue, partially offset by increased operating expenses.

Revenues
Revenues by source were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Investment management fees
Open-end funds	$79,883	$78,161	$1,722	2.2%	$158,563	$149,427	$9,136	6.1%
Closed-end funds	14,405	14,674	(269)	(1.8)%	28,799	29,352	(553)	(1.9)%
Retail separate accounts	52,216	42,803	9,413	22.0%	101,197	82,882	18,315	22.1%
Institutional accounts	45,148	44,341	807	1.8%	91,453	82,796	8,657	10.5%
Total investment management fees	191,652	179,979	11,673	6.5%	380,012	344,457	35,555	10.3%
Distribution and service fees	13,410	14,132	(722)	(5.1)%	27,440	28,285	(845)	(3.0)%
Administration and shareholder service fees	18,308	18,240	68	0.4%	36,986	36,599	387	1.1%
Other income and fees	1,014	1,185	(171)	(14.4)%	1,988	2,069	(81)	(3.9)%
Total Revenues	$224,384	$213,536	$10,848	5.1%	$446,426	$411,410	$35,016	8.5%

Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management agreements, which generally require monthly or quarterly payments. Investment management fees increased by $11.7 million, or 6.5%, and $35.6 million, or 10.3% for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to the increase in average assets under management.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $0.7 million, or 5.1%, and $0.8 million, or 3.0%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to lower sales and average assets under management for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs and certain closed-end funds. Fund administration and shareholder service fees remained consistent during the three months ended June 30, 2024 compared to the same period in the prior year and increased by $0.4 million, or 1.1%, for the six months ended June 30, 2024, compared to the same period in the prior year. The increase for the six-month period was primarily due to the increase in average assets under management of our U.S. retail funds and ETFs.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and contingent sales charges earned from investor redemptions of certain shares sold without a front-end sales charge. Other income and fees decreased by $0.2 million, or 14.4%, for the three months ended June 30, 2024, and remained consistent during the six months ended June 30, 2024 compared to the same periods in the prior year. The decrease during the three-month period is primarily due to lower fees earned on other fee-earning assets and lower fees received for trading and investment services.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Operating expenses
Employment expenses	$105,667	$104,694	$973	0.9%	$220,830	$203,308	$17,522	8.6%
Distribution and other asset-based expenses	23,695	25,460	(1,765)	(6.9)%	48,043	49,175	(1,132)	(2.3)%
Other operating expenses	33,050	33,483	(433)	(1.3)%	64,425	64,213	212	0.3%
Other operating expenses of CIP	2,909	360	2,549	708.1%	3,599	1,060	2,539	239.5%
Change in fair value of contingent consideration	(3,300)	(6,800)	3,500	(51.5)%	(3,300)	(6,800)	3,500	(51.5)%
Restructuring expense	690	—	690	N/M	1,487	—	1,487	N/M
Depreciation expense	2,270	1,485	785	52.9%	4,298	2,630	1,668	63.4%
Amortization expense	15,198	15,808	(610)	(3.9)%	30,533	30,199	334	1.1%
Total operating expenses	$180,179	$174,490	$5,689	3.3%	$369,915	$343,785	$26,130	7.6%
N/M = Not Meaningful

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $105.7 million increased by $1.0 million, or 0.9%, for the three months ended June 30, 2024 primarily due to an increase in profit- and sales-based compensation. Employment expenses increased by $17.5 million, or 8.6%, for the six months ended June 30, 2024, compared to the same period in the prior year primarily due to an increase in profit- and sales-based compensation and the addition of AlphaSimplex.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses also include the amortization of deferred sales commissions related to up-front commissions on shares sold without a front-end sales charge to shareholders. The deferred sales commissions are amortized on a straight-line basis over the period commissions are recovered from distribution fee revenues and contingent sales charges received upon redemption of shares. During the three and six months ended June 30, 2024, distribution and other asset-based expenses decreased by $1.8 million, or 6.9%, and $1.1 million, or 2.3%, respectively, compared to the same periods in the prior year primarily due to decreases in assets under management in share classes that have asset-based distribution and other expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, professional fees, travel and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses remained consistent during the three and six months ended June 30, 2024 compared to the same periods in the prior year.

Other Operating Expenses of CIP
Other operating expenses of CIP increased by $2.5 million, or 708.1%, and $2.5 million, or 239.5%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to the refinancing of two CLOs in the current year periods.

Change in Fair Value of Contingent Consideration
Contingent consideration related to the Company's acquisitions are fair valued on each reporting date incorporating changes in various estimates, including underlying performance estimates, discount rates and the amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The $3.5 million change in fair value of contingent consideration for the three and six months ended June 30, 2024 compared to the same periods in the prior year was primarily attributable to changes in underlying performance estimates.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense increased $0.8 million, or 52.9%, and $1.7 million, or 63.4%, for the three and six months ended June 30, 2024, compared to the same periods in the prior year. The increase during both periods was primarily due to the acceleration of deprecation on leasehold improvements in the current year periods, software and equipment purchases in the current and prior year periods and depreciation expense for new office space.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense decreased $0.6 million, or 3.9%, for the three months ended June 30, 2024, compared to the same period in the prior year, primarily due to intangible assets becoming fully amortized during the current year period. Amortization expense increased by $0.3 million, or 1.1%, for the six months ended June 30, 2024, compared to the same period in the prior year, primarily due to the addition of AlphaSimplex intangible assets in the second quarter of the prior year partially offset by intangible assets becoming fully amortized during the current year period.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$(1,553)	$1,717	$(3,270)	(190.4)%	$1,863	$4,387	$(2,524)	(57.5)%
Realized and unrealized gain (loss) of CIP, net	(12,936)	(4,436)	(8,500)	191.6%	(11,401)	(1,840)	(9,561)	519.6%
Other income (expense), net	597	(847)	1,444	(170.5)%	1,147	(1,190)	2,337	(196.4)%
Total Other Income (Expense), net	$(13,892)	$(3,566)	$(10,326)	289.6%	$(8,391)	$1,357	$(9,748)	(718.3)%

Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three and six months ended June 30, 2024 by $(3.3) million and $(2.5) million, respectively, compared to the same periods in the prior year. The realized and unrealized gains and losses reflect changes in overall market conditions for the respective periods.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed by $(8.5) million and $(9.6) million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year. The change for the three months ended June 30, 2024 consisted primarily of changes in unrealized losses of $32.1 million related to the value of the notes payable, partially offset by net unrealized and realized gains of $23.6 million due to changes in market values of leveraged loans. The change for the six months ended June 30, 2024 consisted primarily of changes in unrealized losses of $15.3 million related to the value of the notes payable, partially offset by net unrealized and realized gains of $5.7 million due to changes in market values of leveraged loans.

Other income (expense), net
Other income (expense), net changed by $1.4 million and $2.3 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to changes in the gains and losses on our equity method investments.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Interest Income (Expense)
Interest expense	$(5,611)	$(6,217)	$606	(9.7)%	$(11,292)	$(11,222)	$(70)	0.6%
Interest and dividend income	2,643	2,675	(32)	(1.2)%	6,112	5,913	199	3.4%
Interest and dividend income of investments of CIP	52,385	47,884	4,501	9.4%	103,500	94,698	8,802	9.3%
Interest expense of CIP	(41,960)	(38,732)	(3,228)	8.3%	(81,972)	(73,935)	(8,037)	10.9%
Total Interest Income (Expense), net	$7,457	$5,610	$1,847	32.9%	$16,348	$15,454	$894	5.8%

Interest Expense
Interest expense decreased $0.6 million, or 9.7%, for the three months ended June 30, 2024 and remained consistent during the six months ended June 30, 2024. The decrease during the three-month period was primarily due to lower average debt outstanding during the current year period.

Interest and Dividend Income
Interest and dividend income remained consistent during the three and six months ended June 30, 2024 compared to the same periods in the prior year.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP increased $4.5 million, or 9.4%, and $8.8 million, or 9.3% for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year. The increases were primarily due to the addition of a CLO in the third quarter of 2023 and higher average interest rates during the current year periods.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP increased by $3.2 million, or 8.3%, and $8.0 million, or 10.9% for the three and six months ended June 30, 2024, compared to the same periods in the prior year primarily due to the addition of a CLO in the third quarter of 2023 and higher average interest rates in the current year periods.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 24.4% and 23.2% for the six months ended June 30, 2024 and 2023, respectively. The higher estimated effective tax rate for the six months ended June 30, 2024 was primarily due to a change in excess tax benefits associated with stock-based compensation and the change in valuation allowances in the current year related to the tax effects of unrealized gains on certain of our investments.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	June 30, 2024	December 31, 2023	Change
(in thousands)			$	%
Balance Sheet Data
Cash and cash equivalents	$183,001	$239,602	$(56,601)	(23.6)%
Investments	122,316	132,696	(10,380)	(7.8)%
Contingent consideration	63,404	90,938	(27,534)	(30.3)%
Debt	247,605	253,412	(5,807)	(2.3)%
Redeemable noncontrolling interests	129,450	104,869	24,581	23.4%
Total equity	872,118	868,289	3,829	0.4%

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%
Cash Flow Data
Provided by (Used in):
Operating activities	$35,427	$102,088	$(66,661)	(65.3)%
Investing activities	(3,800)	(123,244)	119,444	(96.9)%
Financing activities	(21,844)	(210,727)	188,883	(89.6)%

Overview
At June 30, 2024, we had $183.0 million of cash and cash equivalents and $122.3 million of investments, which included $86.2 million of investment securities, compared to $239.6 million of cash and cash equivalents and $132.7 million of investments, which included $97.3 million of investment securities, at December 31, 2023.

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

Capital and Reserve Requirements
Certain of our subsidiaries are registered with the SEC, Central Bank of Ireland (CBI) or other regulators that subject them to certain rules regarding minimum net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, or interruption of our business. At June 30, 2024, these subsidiaries were in compliance with all minimum net capital requirements.

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

Operating Cash Flow
Net cash provided by operating activities of $35.4 million for the six months ended June 30, 2024 decreased by $66.7 million from net cash provided by operating activities of $102.1 million for the same period in the prior year primarily due to a decrease of $48.0 million in net sales of investments by CIP in the current year period and an increase in payments of incentive compensation in the current year.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $3.8 million for the six months ended June 30, 2024 decreased by $119.4 million from net cash used in investing activities of $123.2 million for the same period in the prior year primarily due to the AlphaSimplex acquisition in the prior year.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and purchases and sales of noncontrolling interests. Net cash used in financing activities of $21.8 million for the six months ended June 30, 2024 decreased by $188.9 million from net cash used of $210.7 million for the same period in the prior year primarily due to a $222.6 million increase in net borrowings of CIP attributable to the refinancing of two CLOs in the current period partially offset by the prior year period $50.0 million borrowing on the credit facility as part of the AlphaSimplex acquisition.

Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. The Company repaid $6.4 million outstanding under the Term Loan during the six months ended June 30, 2024 and had $252.4 million outstanding under the Term Loan at June 30, 2024. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $4.8 million as of June 30, 2024.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2023 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended June 30, 2024.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and six months ended June 30, 2024, there were no material changes to the information contained in Part II, Item 7A of the Company's 2023 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
An aggregate of 5,680,045 shares of our common stock have been authorized to be repurchased under a share repurchase program since it was initially approved in 2010 by our Board of Directors. As of June 30, 2024, 528,338 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions, tax and other financial considerations. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended June 30, 2024.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1-30, 2024	—	$—	—	583,437
May 1-31, 2024	30,988	$232.11	30,988	552,449
June 1-30, 2024	24,111	$220.04	24,111	528,338
Total	55,099		55,099
(1)Average price paid per share is calculated on a settlement basis and excludes commissions and taxes.
(2)The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in May 2022. This repurchase program is not subject to an expiration date.

Item 5.    Other Information
During the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit Number	Description

10.1*	Amended and Restated Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 16, 2024).

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
*    Management contract, compensatory plan or arrangement.
#    This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2024

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)