Form 10-Q
period 2024-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2024-11-08
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 7,018,480 as of October 31, 2024.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q (the "10-Q") refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$195,533	$239,602
Investments	164,671	132,696
Accounts receivable, net	112,158	109,076
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	114,956	100,732
Cash pledged or on deposit of CIP	1,424	680
Investments of CIP	2,075,410	2,082,713
Other assets of CIP	32,625	43,235
Furniture, equipment and leasehold improvements, net	23,331	26,216
Intangible assets, net	388,703	432,119
Goodwill	397,098	397,098
Deferred taxes, net	27,937	25,024
Other assets	67,839	89,438
Total assets	$3,601,685	$3,678,629
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$180,078	$200,837
Accounts payable and accrued liabilities	30,073	38,756
Dividends payable	19,545	17,291
Contingent consideration	59,404	90,938
Debt	237,467	253,412
Other liabilities	60,374	91,471
Liabilities of CIP
Notes payable of CIP	1,940,085	1,922,243
Securities purchased payable and other liabilities of CIP	83,826	90,523
Total liabilities	2,610,852	2,705,471
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	98,111	104,869
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,240,990 shares issued and 7,016,433 shares outstanding at September 30, 2024; and 12,163,228 shares issued and 7,087,728 shares outstanding at December 31, 2023	122	122
Additional paid-in capital	1,314,228	1,300,999
Retained earnings (accumulated deficit)	251,298	207,356
Accumulated other comprehensive income (loss)	230	(87)
Treasury stock, at cost, 5,224,557 and 5,075,500 shares at September 30, 2024 and December 31, 2023, respectively	(676,832)	(644,464)
Total equity attributable to Virtus Investment Partners, Inc.	889,046	863,926
Noncontrolling interests	3,676	4,363
Total equity	892,722	868,289
Total liabilities and equity	$3,601,685	$3,678,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues
Investment management fees	$193,843	$184,869	$573,855	$529,326
Distribution and service fees	13,567	14,333	41,007	42,618
Administration and shareholder service fees	18,560	19,069	55,546	55,668
Other income and fees	1,059	1,000	3,047	3,069
Total revenues	227,029	219,271	673,455	630,681
Operating Expenses
Employment expenses	105,555	101,587	326,385	304,895
Distribution and other asset-based expenses	24,175	24,157	72,218	73,332
Other operating expenses	30,363	30,494	94,788	94,707
Other operating expenses of consolidated investment products ("CIP")	465	553	4,064	1,613
Change in fair value of contingent consideration	(4,000)	—	(7,300)	(6,800)
Restructuring expense	—	691	1,487	691
Depreciation expense	2,330	1,504	6,628	4,134
Amortization expense	12,883	15,382	43,416	45,581
Total operating expenses	171,771	174,368	541,686	518,153
Operating Income (Loss)	55,258	44,903	131,769	112,528
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	4,552	(1,918)	6,415	2,469
Realized and unrealized gain (loss) of CIP, net	(5,128)	(1,013)	(16,529)	(2,853)
Other income (expense), net	548	128	1,695	(1,062)
Total other income (expense), net	(28)	(2,803)	(8,419)	(1,446)
Interest Income (Expense)
Interest expense	(5,807)	(6,222)	(17,099)	(17,444)
Interest and dividend income	2,913	2,872	9,025	8,785
Interest and dividend income of investments of CIP	50,628	49,803	154,128	144,501
Interest expense of CIP	(38,063)	(38,218)	(120,035)	(112,153)
Total interest income (expense), net	9,671	8,235	26,019	23,689
Income (Loss) Before Income Taxes	64,901	50,335	149,369	134,771
Income tax expense (benefit)	15,797	12,181	36,376	31,794
Net Income (Loss)	49,104	38,154	112,993	102,977
Noncontrolling interests	(8,124)	(7,248)	(24,541)	(3,190)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$40,980	$30,906	$88,452	$99,787
Earnings (Loss) per Share—Basic	$5.80	$4.26	$12.45	$13.72
Earnings (Loss) per Share—Diluted	$5.71	$4.19	$12.23	$13.50
Weighted Average Shares Outstanding—Basic	7,071	7,258	7,105	7,272
Weighted Average Shares Outstanding—Diluted	7,176	7,379	7,234	7,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net Income (Loss)	$49,104	$38,154	$112,993	$102,977
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(144) and $82 for the three months ended September 30, 2024 and 2023, respectively, and $(106) and $5 for the nine months ended September 30, 2024 and 2023, respectively	430	(226)	317	(15)
Other comprehensive income (loss)	430	(226)	317	(15)
Comprehensive income (loss)	49,534	37,928	113,310	102,962
Comprehensive (income) loss attributable to noncontrolling interests	(8,124)	(7,248)	(24,541)	(3,190)
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$41,410	$30,680	$88,769	$99,772
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$112,993	$102,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	52,851	52,278
Stock-based compensation	24,259	20,072
Equity in earnings of equity method investments	(2,097)	810
Distributions from equity method investments	3,227	1,789
Realized and unrealized (gains) losses on investments, net	(6,417)	(2,459)
Change in fair value of contingent consideration	(7,300)	(6,800)
Lease termination	(1,318)	—
Deferred taxes, net	2,226	2,735
Changes in operating assets and liabilities:
Sales (purchases) of investments, net	(16,322)	(24,881)
Accounts receivable, net and other assets	9,994	2,336
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(60,793)	(38,966)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	10,073	(1,769)
Purchases of investments by CIP	(924,052)	(905,184)
Sales of investments by CIP	907,925	1,028,251
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(353)	(168)
Change in other assets and liabilities of CIP	(2,221)	(1,181)
Amortization of discount on notes payable of CIP	1,887	—
Net cash provided by (used in) operating activities	104,562	229,840
Cash Flows from Investing Activities:
Capital expenditures	(3,658)	(6,438)
Acquisition of businesses, net of cash acquired of $4,395	—	(108,999)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(1,158)	(267)
Purchase of equity method investment	—	(11,645)
Net cash provided by (used in) investing activities	(4,816)	(127,349)
Cash Flows from Financing Activities:
Borrowings on credit agreement	—	50,000
Repayments on credit agreement	(17,063)	(32,063)
Common stock dividends paid	(42,256)	(38,385)
Repurchase of common shares	(32,368)	(25,000)
Payment of contingent consideration	(24,234)	(27,179)
Taxes paid related to net share settlement of restricted stock units	(11,271)	(13,436)
Affiliate equity sales (purchases)	(29,014)	(20,784)
Net contributions from (distributions to) noncontrolling interests	23,894	5,967
Financing activities of CIP:
Payments on borrowings by CIP	(735,258)	(317,362)
Borrowings by CIP	738,064	132,473
Net cash provided by (used in) financing activities	(129,506)	(285,769)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	659	(68)
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,101)	(183,346)
Cash, cash equivalents and restricted cash, beginning of period	341,014	589,179
Cash, cash equivalents and restricted cash, end of period	$311,913	$405,833

Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(26,276)	$(7,170)
Common stock dividends payable	$15,950	$13,788

(in thousands)	September 30, 2024	December 31, 2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$195,533	$239,602
Cash and cash equivalents of CIP	114,956	100,732
Cash pledged or on deposit of CIP	1,424	680
Cash, cash equivalents and restricted cash at end of period	$311,913	$341,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at June 30, 2023	7,254,786	$122	$1,286,775	$174,011	$(147)	4,903,533	$(609,248)	$851,513	$5,196	$856,709	$110,399
Net income (loss)	—	—	—	30,906	—	—	—	30,906	671	31,577	6,577
Foreign currency translation adjustments	—	—	—	—	(226)	—	—	(226)	—	(226)	—
Net subscriptions (redemptions) and other	—	—	3,218	—	—	—	—	3,218	(419)	2,799	(20,710)
Cash dividends declared ($1.90 per common share)	—	—	—	(14,302)	—	—	—	(14,302)	—	(14,302)	—
Repurchases of common shares	(74,015)	—	—	—	—	74,015	(15,000)	(15,000)	—	(15,000)	—
Issuance of common shares related to employee stock transactions	1,992	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(214)	—	—	—	—	(214)	—	(214)	—
Stock-based compensation	—	—	6,209	—	—	—	—	6,209	—	6,209	—
Balances at September 30, 2023	7,182,763	$122	$1,295,988	$190,615	$(373)	4,977,548	$(624,248)	$862,104	$5,448	$867,552	$96,266
Balances at June 30, 2024	7,082,071	$122	$1,304,176	$226,540	$(200)	5,151,707	$(661,963)	$868,675	$3,443	$872,118	$129,450
Net income (loss)	—	—	—	40,980	—	—	—	40,980	401	41,381	7,723
Foreign currency translation adjustments	—	—	—	—	430	—	—	430	—	430	—
Net subscriptions (redemptions) and other	—	—	5,187	—	—	—	—	5,187	(168)	5,019	(39,062)
Cash dividends declared ($2.25 per common share)	—	—	—	(16,222)	—	—	—	(16,222)	—	(16,222)	—
Repurchases of common shares	(72,850)	—	—	—	—	72,850	(14,869)	(14,869)	—	(14,869)	—
Issuance of common shares related to employee stock transactions	7,212	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(827)	—	—	—	—	(827)	—	(827)	—
Stock-based compensation	—	—	5,692	—	—	—	—	5,692	—	5,692	—
Balances at September 30, 2024	7,016,433	$122	$1,314,228	$251,298	$230	5,224,557	$(676,832)	$889,046	$3,676	$892,722	$98,111

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2022	7,181,554	$120	$1,286,244	$130,261	$(358)	4,851,693	$(599,248)	$817,019	$5,917	$822,936	$113,718
Net income (loss)	—	—	—	99,787	—	—	—	99,787	786	100,573	2,404
Foreign currency translation adjustments	—	—	—	—	(15)	—	—	(15)	—	(15)	—
Net subscriptions (redemptions) and other	—	—	3,218	—	—	—	—	3,218	(1,255)	1,963	(19,856)
Cash dividends declared ($5.20 per common share)	—	—	—	(39,433)	—	—	—	(39,433)	—	(39,433)	—
Repurchases of common shares	(125,855)	—	—	—	—	125,855	(25,000)	(25,000)	—	(25,000)	—
Issuance of common shares related to employee stock transactions	127,064	2	(2)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(13,436)	—	—	—	—	(13,436)	—	(13,436)	—
Stock-based compensation	—	—	19,964	—	—	—	—	19,964	—	19,964	—
Balances at September 30, 2023	7,182,763	$122	$1,295,988	$190,615	$(373)	4,977,548	$(624,248)	$862,104	$5,448	$867,552	$96,266
Balances at December 31, 2023	7,087,728	$122	$1,300,999	$207,356	$(87)	5,075,500	$(644,464)	$863,926	$4,363	$868,289	$104,869
Net income (loss)	—	—	—	88,452	—	—	—	88,452	119	88,571	24,422
Foreign currency translation adjustments	—	—	—	—	317	—	—	317	—	317	—
Net subscriptions (redemptions) and other	—	—	5,249	—	—	—	—	5,249	(806)	4,443	(31,180)
Cash dividends declared ($6.05 per common share)	—	—	—	(44,510)	—	—	—	(44,510)	—	(44,510)	—
Repurchases of common shares	(149,057)	—	—	—	—	149,057	(32,368)	(32,368)	—	(32,368)	—
Issuance of common shares related to employee stock transactions	77,762	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(11,271)	—	—	—	—	(11,271)	—	(11,271)	—
Stock-based compensation	—	—	19,251	—	—	—	—	19,251	—	19,251	—
Balances at September 30, 2024	7,016,433	$122	$1,314,228	$251,298	$230	5,224,557	$(676,832)	$889,046	$3,676	$892,722	$98,111

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

The Company provides investment management and related services to institutions and individuals. The Company's investment strategies are offered to institutional clients through institutional separate and commingled accounts, including subadvisory services to other investment advisers and Company sponsored structured products. The Company’s retail investment management services are provided to individuals through products consisting of: mutual funds registered pursuant to the Investment Company Act of 1940, as amended that include U.S. retail funds, exchange-traded funds ("ETFs") and variable insurance funds; Undertaking for Collective Investment in Transferable Securities and Qualifying Investor Funds ("global funds" and collectively with U.S. retail funds, ETFs and variable insurance funds the "open-end funds"); closed-end funds (collectively with open-end funds, the "funds"); and retail separate accounts that include intermediary-sold and wealth management accounts.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Investment management fees
Open-end funds	$79,428	$80,294	$237,991	$229,721
Closed-end funds	14,942	14,673	43,741	44,025
Retail separate accounts	52,068	44,441	153,265	127,323
Institutional accounts	47,405	45,461	138,858	128,257
Total investment management fees	$193,843	$184,869	$573,855	$529,326

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

5. Intangible Assets, Net
Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2023	$806,655	$(416,834)	$389,821	$42,298	$432,119
Intangible amortization	—	(43,416)	(43,416)	—	(43,416)
Balances at September 30, 2024	$806,655	$(460,250)	$346,405	$42,298	$388,703
Definite-lived intangible asset amortization for the remainder of fiscal year 2024 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2024	$12,883
2025	51,532
2026	50,552
2027	47,450
2028	41,787
2029 and thereafter	142,201
Total	$346,405

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 16, at September 30, 2024 and December 31, 2023 were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Investment securities - fair value	$127,914	$97,304
Equity method investments (1)	21,830	22,710
Nonqualified retirement plan assets	14,927	12,682
Total investments	$164,671	$132,696
(1)    The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and separately managed accounts. The composition of the Company’s investment securities - fair value was as follows:

	September 30, 2024		December 31, 2023
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$77,211	$80,303	$80,794	$77,433
Equity securities	17,674	21,693	16,353	19,871
Debt securities	25,887	25,918	—	—
Total investment securities - fair value	$120,772	$127,914	$97,147	$97,304
For the three and nine months ended September 30, 2024, the Company recognized net realized gains of $0.5 million and $1.2 million, respectively, related to its investment securities - fair value. For the three and nine months ended September 30, 2023, the Company recognized net realized losses of $0.1 million and net realized gains of $2.1 million, respectively, related to its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 16, as of September 30, 2024 and December 31, 2023 by fair value hierarchy level were as follows:
September 30, 2024

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$164,878	$—	$—	$164,878
Investment securities - fair value
Sponsored funds	80,303	—	—	80,303
Equity securities	21,693	—	—	21,693
Debt securities	259	1,216	24,443	25,918
Nonqualified retirement plan assets	14,927	—	—	14,927
Total assets measured at fair value	$282,060	$1,216	$24,443	$307,719

Liabilities
Contingent consideration	$—	$—	$34,408	$34,408
Total liabilities measured at fair value	$—	$—	$34,408	$34,408

December 31, 2023

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$197,240	$—	$—	$197,240
Investment securities - fair value
Sponsored funds	77,433	—	—	77,433
Equity securities	19,871	—	—	19,871
Nonqualified retirement plan assets	12,682	—	—	12,682
Total assets measured at fair value	$307,226	$—	$—	$307,226

Liabilities
Contingent consideration	$—	$—	$56,200	$56,200
Total liabilities measured at fair value	$—	$—	$56,200	$56,200
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

Debt securities represent investments in corporate and government bonds and the note securities of collateralized loan obligations. The fair values of corporate and government bonds traded on active markets are valued at the official closing price on the exchange on which the securities are primarily traded and are categorized as Level 1. Debt securities for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service, are categorized as Level 2. The fair values of note securities of collateralized loan obligations ("CLO") are based on valuations received from an independent valuation firm and are categorized as Level 3.

The following table presents a reconciliation of beginning and ending balances of the Company's Level 3 debt securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Debt securities, beginning of period	$—	$—	$—	$—
Purchases (sales), net	24,443	24,339	24,443	24,339
Debt securities, end of period	$24,443	$24,339	$24,443	$24,339
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

The following table presents a reconciliation of beginning and ending balances of the Company's contingent consideration liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Contingent consideration, beginning of period	$38,408	$54,910	$56,200	$78,100
Reduction for payments made	—	—	(14,492)	(16,390)
Increase (reduction) of liability related to re-measurement of fair value	(4,000)	—	(7,300)	(6,800)
Contingent consideration, end of period	$34,408	$54,910	$34,408	$54,910
The contingent consideration related to the Westchester Capital Management transaction as of September 30, 2024 was $3.8 million, measured using an options pricing model valuation technique. The most significant unobservable inputs used relate to revenue growth rates, discount rates (range of 5.9%-6.1%) and the market price of risk adjustment (8.7%). The NFJ Investment Group contingent consideration liability as of September 30, 2024 was $30.6 million, measured using an options pricing model valuation technique. The most significant unobservable inputs used relate to the revenue growth rates, discount rates (range of 6.4% - 7.1%) and the market price of risk adjustment (7.1%).

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

8. Equity Transactions
Dividends Declared
On August 14, 2024, the Company declared a quarterly cash dividend of $2.25 per common share to be paid on November 13, 2024 to shareholders of record at the close of business on October 31, 2024.

Common Stock Repurchases
During the three and nine months ended September 30, 2024, the Company repurchased 72,850 and 149,057 common shares, respectively, at a weighted average price of $204.07 and $217.12 per share, respectively, for a total cost, including fees and expenses, of $14.9 million and $32.4 million, respectively, under its share repurchase program. As of September 30, 2024, 455,488 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions, tax and other financial considerations. The program, which has no specified term, may be suspended or terminated at any time.

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) were as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Balance at beginning of period	$(87)	$(358)
Net current-period other comprehensive income (loss) (1)	317	(15)
Balance at end of period	$230	$(373)
(1)    Consists of foreign currency translation adjustments, net of tax of $(106) and $5 for the nine months ended September 30, 2024 and 2023, respectively.

10. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), and unrestricted shares of common stock, have been granted to officers, employees and directors of the Company pursuant to the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At September 30, 2024, 829,554 shares of common stock remained available for issuance of the 3,825,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense	$8,239	$7,668	$24,259	$20,072

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the nine months ended September 30, 2024 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	344,717	$204.48
Granted	123,232	$234.43
Forfeited	(22,739)	$193.29
Settled	(123,679)	$234.81
Outstanding at September 30, 2024	321,531	$205.08
For the nine months ended September 30, 2024 and 2023, a total of 49,086 and 77,583 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations and for which the Company paid $11.3 million and $13.4 million, respectively, in minimum employee tax withholding obligations. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the nine months ended September 30, 2024 and 2023, the Company granted 26,757 and 44,583 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of September 30, 2024, unamortized stock-based compensation expense for unvested RSUs and PSUs was $33.3 million with a weighted-average remaining contractual life of 1.3 years.

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net Income (Loss)	$49,104	$38,154	$112,993	$102,977
Noncontrolling interests	(8,124)	(7,248)	(24,541)	(3,190)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$40,980	$30,906	$88,452	$99,787
Shares:
Basic: Weighted-average number of shares outstanding	7,071	7,258	7,105	7,272
Plus: Incremental shares from assumed conversion of dilutive instruments	105	121	129	121
Diluted: Weighted-average number of shares outstanding	7,176	7,379	7,234	7,393
Earnings (Loss) per Share—Basic	$5.80	$4.26	$12.45	$13.72
Earnings (Loss) per Share—Diluted	$5.71	$4.19	$12.23	$13.50

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Restricted stock units	12	2	—	3
Total anti-dilutive securities	12	2	—	3

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 24.4% and 23.6% for the nine months ended September 30, 2024 and 2023, respectively. The higher estimated effective tax rate for the nine months ended September 30, 2024 was primarily due to a change in excess tax benefits associated with stock-based compensation.

13. Debt
Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. The Company repaid $17.1 million outstanding under the Term Loan during the nine months ended September 30, 2024 and had $241.8 million outstanding under the Term Loan at September 30, 2024. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $4.3 million as of September 30, 2024.

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

Redeemable noncontrolling interests for the nine months ended September 30, 2024 included the following amounts:

(in thousands)	CIP	Affiliate Noncontrolling Interests	Total
Balances at December 31, 2023	$30,643	$74,226	$104,869
Net income (loss) attributable to noncontrolling interests	3,683	5,522	9,205
Changes in redemption value (1)	—	15,217	15,217
Total net income (loss) attributable to noncontrolling interests	3,683	20,739	24,422
Affiliate equity sales (purchases)	—	(29,015)	(29,015)
Net subscriptions (redemptions) and other	4,771	(6,936)	(2,165)
Balances at September 30, 2024	$39,097	$59,014	$98,111
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

In the normal course of its business, the Company sponsors various investment products, some of which are consolidated by the Company. CIP includes both VOEs, made up primarily of U.S. retail funds and ETFs in which the Company holds a controlling financial interest, and VIEs, which consist of CLO and certain global and private funds ("GF") of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on the Company's net income (loss). The Company's risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company's investments in, and fees generated from, these products.

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024			December 31, 2023
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	GFs		CLOs	GFs
Cash and cash equivalents	$10,294	$105,261	$825	$1,223	$98,101	$2,088
Investments	23,032	1,973,688	78,690	30,985	1,972,342	79,386
Other assets	157	30,041	2,427	174	41,985	1,076
Notes payable	—	(1,940,085)	—	—	(1,922,243)	—
Securities purchased payable and other liabilities	(719)	(80,817)	(2,290)	(740)	(89,167)	(616)
Noncontrolling interests	(7,917)	(3,676)	(31,180)	(7,316)	(4,363)	(23,327)
Net interests in CIP	$24,847	$84,412	$48,472	$24,326	$96,655	$58,607

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included. At September 30, 2024, the Company consolidated six CLOs. On September 30, 2024, the Company issued a new CLO and in conjunction with the issuance, made a $24.4 million investment in the subordinated notes. The financial information of CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information.

Investments of CLOs
The CLOs held investments of $2.0 billion at September 30, 2024, consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2025 and 2032 and generally pay interest at SOFR plus a spread.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.2 billion at September 30, 2024, consisting of senior secured floating rate notes payable with a par value of $1.9 billion and subordinated notes with a par value of $217.9 million. These note obligations bear interest at variable rates based on SOFR plus a pre-defined spread.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at September 30, 2024, as shown in the table below:

(in thousands)
Subordinated notes	$83,366
Accrued investment management fees	1,046
Total Beneficial Interests	$84,412

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Nine Months Ended September 30, 2024
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(21,594)
Interest income	148,370
Total Income	126,776

Expenses:
Other operating expenses	3,425
Interest expense	120,035
Total Expense	123,460
Noncontrolling interests	(119)
Net Income (Loss) Attributable to CLOs	$3,197

The following table represents the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Nine Months Ended September 30, 2024
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(3,334)
Investment management fees	6,531
Total Economic Interests	$3,197

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by fair value hierarchy level were as follows:
As of September 30, 2024

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$113,951	$—	$—	$113,951
Debt investments	427	1,998,089	53,632	2,052,148
Equity investments	20,982	74	2,206	23,262
Derivatives	242	—	—	242
Total assets measured at fair value	$135,602	$1,998,163	$55,838	$2,189,603
Liabilities
Notes payable	$—	$1,940,085	$—	$1,940,085
Short sales	415	—	—	415
Derivatives	83	—	—	83
Total liabilities measured at fair value	$498	$1,940,085	$—	$1,940,583

As of December 31, 2023

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$98,101	$—	$—	$98,101
Debt investments	241	2,012,760	36,616	2,049,617
Equity investments	32,642	8	446	33,096
Total assets measured at fair value	$130,984	$2,012,768	$37,062	$2,180,814
Liabilities
Notes payable	$—	$1,922,243	$—	$1,922,243
Short sales	518	—	—	518
Total liabilities measured at fair value	$518	$1,922,243	$—	$1,922,761

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

The securities purchased payable at September 30, 2024 and December 31, 2023 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Balance at beginning of period	$37,062	$43,581
Realized and unrealized gains (losses), net	918	(42)
Purchases	19	3,430
Sales	(36,452)	(7,890)
Transfers to Level 2	(71,236)	(79,288)
Transfers from Level 2	125,527	103,491
Balance at end of period (1)	$55,838	$63,282
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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At September 30, 2024, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $28.6 million.

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

Our retail distribution resources in the U.S. consist of regional sales professionals, a national account relationship group and specialized teams for retirement and ETFs. Our U.S. retail funds and retail separate accounts are distributed through financial intermediaries. We have broad distribution access in the U.S. retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our wealth management business is marketed directly to individual clients by financial advisory teams at our affiliated investment managers.

Financial Highlights
▪Total revenues were $227.0 million in the third quarter of 2024, an increase of $7.8 million, or 3.5%, compared to total revenues of $219.3 million in the third quarter of 2023.
▪Operating income was $55.3 million in the third quarter of 2024, an increase of $10.4 million, or 23.1%, compared to $44.9 million in the third quarter of 2023.
▪Net income per diluted share was $5.71 in the third quarter of 2024, an increase of $1.52, or 36.3%, compared to net income per diluted share of $4.19 in the third quarter of 2023.

Assets Under Management
Total sales were $6.6 billion in the third quarter of 2024, an increase of $0.8 billion, or 13.5%, from $5.8 billion in the third quarter of 2023. Net flows were $(1.7) billion in the third quarter of 2024 compared to net flows of $(1.5) billion in the third quarter of 2023.

At September 30, 2024, total assets under management were $183.7 billion, representing an increase of $21.2 billion, or 13.0%, from September 30, 2023, and an increase of $11.5 billion, or 6.7%, from December 31, 2023. The increase in total assets under management from September 30, 2023 included $33.0 billion from positive market performance partially offset by $9.4 billion of net outflows. The increase in total assets under management from December 31, 2023 included $18.7 billion from positive market performance partially offset by $5.6 billion of net outflows.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of September 30,		Change
(in millions)	2024	2023	$	%
Open-End Funds (1)	$58,100	$54,145	$3,955	7.3%
Closed-End Funds	10,432	9,472	960	10.1%
Retail Separate Accounts (2)	50,610	38,665	11,945	30.9%
Institutional Accounts (3)	64,600	60,257	4,343	7.2%
Total	$183,742	$162,539	$21,203	13.0%
Average Assets Under Management (4)	$174,841	$161,074	$13,767	8.5%
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
–Institutional Accounts - average of month-end balances

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Open-End Funds (1)
Beginning balance	$55,852	$56,828	$56,062	$53,000
Inflows	3,118	2,687	9,371	8,248
Outflows	(4,143)	(4,137)	(12,367)	(13,621)
Net flows	(1,025)	(1,450)	(2,996)	(5,373)
Market performance	3,410	(1,034)	5,490	3,900
Other (2)	(137)	(199)	(456)	2,618
Ending balance	$58,100	$54,145	$58,100	$54,145
Closed-End Funds
Beginning balance	$9,915	$10,166	$10,026	$10,361
Inflows	—	—	—	24
Outflows	—	—	(41)	—
Net flows	—	—	(41)	24
Market performance	845	(504)	1,167	(300)
Other (2)	(328)	(190)	(720)	(613)
Ending balance	$10,432	$9,472	$10,432	$9,472
Retail Separate Accounts (3)
Beginning balance	$45,672	$38,992	$43,202	$35,352
Inflows	2,260	1,849	6,805	4,562
Outflows	(1,829)	(1,524)	(5,212)	(4,246)
Net flows	431	325	1,593	316
Market performance	4,507	(652)	5,812	2,997
Other (2)	—	—	3	—
Ending balance	$50,610	$38,665	$50,610	$38,665
Institutional Accounts (4)
Beginning balance	$62,146	$62,330	$62,969	$50,663
Inflows	1,219	1,274	4,141	6,786
Outflows	(2,349)	(1,648)	(8,284)	(5,173)
Net flows	(1,130)	(374)	(4,143)	1,613
Market performance	3,790	(1,434)	6,242	3,912
Other (2)	(206)	(265)	(468)	4,069
Ending balance	$64,600	$60,257	$64,600	$60,257
Total
Beginning balance	$173,585	$168,316	$172,259	$149,376
Inflows	6,597	5,810	20,317	19,620
Outflows	(8,321)	(7,309)	(25,904)	(23,040)
Net flows	(1,724)	(1,499)	(5,587)	(3,420)
Market performance	12,552	(3,624)	18,711	10,509
Other (2)	(671)	(654)	(1,641)	6,074
Ending balance	$183,742	$162,539	$183,742	$162,539

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
(4)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of September 30,		Change		% of Total
(in millions)	2024	2023	$	%	2024	2023
Asset Class
Equity	$106,784	$87,984	$18,800	21.4%	58.1%	54.1%
Fixed income	39,014	37,352	1,662	4.4%	21.2%	23.0%
Multi-asset (1)	21,619	19,937	1,682	8.4%	11.8%	12.3%
Alternatives (2)	16,325	17,266	(941)	(5.5)%	8.9%	10.6%
Total	$183,742	$162,539	$21,203	13.0%	100.0%	100.0%

(1)    Consists of multi-asset offerings not included in equity, fixed income, and alternatives.
(2)    Consists of managed futures, event-driven, real estate securities, infrastructure, long/short and other strategies.

Average Assets Under Management and Average Fees Earned
The following tables summarize the average management fees earned in basis points and average assets under management:

	Three Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (4)
	2024	2023	2024	2023
Products
Open-End Funds (1)	49.7	51.1	$56,731	$56,511
Closed-End Funds	58.5	58.2	10,159	10,001
Retail Separate Accounts (2)	43.7	43.3	45,672	38,992
Institutional Accounts (3)	31.0	30.3	63,428	62,368
All Products	41.9	42.0	$175,990	$167,872

	Nine Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (4)
	2024	2023	2024	2023
Products
Open-End Funds (1)	50.2	49.4	$56,750	$55,591
Closed-End Funds	58.6	57.6	9,972	10,216
Retail Separate Accounts (2)	43.6	43.9	45,230	37,247
Institutional Accounts (3)	30.9	31.2	62,889	58,020
All Products	42.0	42.1	$174,841	$161,074
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

The average fee rate earned on all products was flat for the three and nine months ended September 30, 2024 compared to the same periods in the prior year.

Results of Operations
Summary Financial Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Investment management fees	$193,843	$184,869	$8,974	4.9%	$573,855	$529,326	$44,529	8.4%
Other revenue	33,186	34,402	(1,216)	(3.5)%	99,600	101,355	(1,755)	(1.7)%
Total revenues	227,029	219,271	7,758	3.5%	673,455	630,681	42,774	6.8%
Total operating expenses	171,771	174,368	(2,597)	(1.5)%	541,686	518,153	23,533	4.5%
Operating income (loss)	55,258	44,903	10,355	23.1%	131,769	112,528	19,241	17.1%
Other income (expense), net	(28)	(2,803)	2,775	(99.0)%	(8,419)	(1,446)	(6,973)	482.2%
Interest income (expense), net	9,671	8,235	1,436	17.4%	26,019	23,689	2,330	9.8%
Income (loss) before income taxes	64,901	50,335	14,566	28.9%	149,369	134,771	14,598	10.8%
Income tax expense (benefit)	15,797	12,181	3,616	29.7%	36,376	31,794	4,582	14.4%
Net income (loss)	49,104	38,154	10,950	28.7%	112,993	102,977	10,016	9.7%
Noncontrolling interests	(8,124)	(7,248)	(876)	12.1%	(24,541)	(3,190)	(21,351)	669.3%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$40,980	$30,906	$10,074	32.6%	$88,452	$99,787	$(11,335)	(11.4)%
Earnings (loss) per share-diluted	$5.71	$4.19	$1.52	36.3%	$12.23	$13.50	$(1.27)	(9.4)%
In the third quarter of 2024, total revenues increased 3.5% to $227.0 million from $219.3 million in the third quarter of 2023, primarily as a result of increased average assets under management during the current year period compared to the prior year period. Operating income increased $10.4 million to $55.3 million in the third quarter of 2024 compared to $44.9 million in the third quarter of 2023, due primarily to the aforementioned increased revenue, as well as decreased operating expenses.

Revenues
Revenues by source were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Investment management fees
Open-end funds	$79,428	$80,294	$(866)	(1.1)%	$237,991	$229,721	$8,270	3.6%
Closed-end funds	14,942	14,673	269	1.8%	43,741	44,025	(284)	(0.6)%
Retail separate accounts	52,068	44,441	7,627	17.2%	153,265	127,323	25,942	20.4%
Institutional accounts	47,405	45,461	1,944	4.3%	138,858	128,257	10,601	8.3%
Total investment management fees	193,843	184,869	8,974	4.9%	573,855	529,326	44,529	8.4%
Distribution and service fees	13,567	14,333	(766)	(5.3)%	41,007	42,618	(1,611)	(3.8)%
Administration and shareholder service fees	18,560	19,069	(509)	(2.7)%	55,546	55,668	(122)	(0.2)%
Other income and fees	1,059	1,000	59	5.9%	3,047	3,069	(22)	(0.7)%
Total Revenues	$227,029	$219,271	$7,758	3.5%	$673,455	$630,681	$42,774	6.8%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management agreements, which generally require monthly or quarterly payments. Investment management fees increased by $9.0 million, or 4.9%, and $44.5 million, or 8.4%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to the increase in average assets under management.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $0.8 million, or 5.3%, and $1.6 million, or 3.8%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to lower sales and average assets under management for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs and certain closed-end funds. Fund administration and shareholder service fees decreased by $0.5 million, or 2.7% for the three months ended September 30, 2024 and remained consistent during the nine months ended September 30, 2024, compared to the same periods in the prior year. The decrease during the three-month period is due to the decrease in average assets under management of our U.S. retail funds.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and marketing fees earned on certain ETFs. Other income and fees remained consistent during the three and nine months ended September 30, 2024 compared to the same periods in the prior year.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Operating expenses
Employment expenses	$105,555	$101,587	$3,968	3.9%	$326,385	$304,895	$21,490	7.0%
Distribution and other asset-based expenses	24,175	24,157	18	0.1%	72,218	73,332	(1,114)	(1.5)%
Other operating expenses	30,363	30,494	(131)	(0.4)%	94,788	94,707	81	0.1%
Other operating expenses of CIP	465	553	(88)	(15.9)%	4,064	1,613	2,451	152.0%
Change in fair value of contingent consideration	(4,000)	—	(4,000)	N/M	(7,300)	(6,800)	(500)	7.4%
Restructuring expense	—	691	(691)	(100.0)%	1,487	691	796	115.2%
Depreciation expense	2,330	1,504	826	54.9%	6,628	4,134	2,494	60.3%
Amortization expense	12,883	15,382	(2,499)	(16.2)%	43,416	45,581	(2,165)	(4.7)%
Total operating expenses	$171,771	$174,368	$(2,597)	(1.5)%	$541,686	$518,153	$23,533	4.5%
N/M = Not Meaningful

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $105.6 million increased by $4.0 million, or 3.9%, for the three months ended September 30, 2024 primarily due to an increase in sales- and profit-based compensation. Employment expenses increased by $21.5 million, or 7.0%, for the nine months ended September 30, 2024, compared to the same period in the prior year primarily due to an increase in profit- and sales-based compensation and the addition of AlphaSimplex.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses remained consistent for the three months ended September 30, 2024 and decreased by $1.1 million, or 1.5%, for the nine months ended September 30, 2024 compared to the same periods in the prior year. The decrease during the nine-month period was primarily due to decreases in assets under management in share classes that have asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and data costs, software application and development expenses, professional fees, travel and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses remained consistent during the three and nine months ended September 30, 2024 compared to the same periods in the prior year.

Other Operating Expenses of CIP
Other operating expenses of CIP remained consistent for the three months ended September 30, 2024 and increased by $2.5 million, or 152.0%, for the nine months ended September 30, 2024, compared to the same periods in the prior year. The increase during the nine-month period was primarily due to the refinancing of two CLOs in the current year to date period.

Change in Fair Value of Contingent Consideration
Contingent consideration related to the Company's acquisitions are fair valued on each reporting date incorporating changes in various estimates, including underlying performance estimates, discount rates and the amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The $4.0 million and $0.5 million changes in fair value of contingent consideration for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year were primarily attributable to changes in underlying performance estimates.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense increased $0.8 million, or 54.9%, and $2.5 million, or 60.3%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. The increase during both periods was primarily due to the acceleration of depreciation on leasehold improvements associated with a terminated lease in the current year periods, software and equipment purchases and depreciation expense associated with new office space.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense decreased $2.5 million, or 16.2%, for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to intangible assets becoming fully amortized during the current year period. Amortization expense decreased by $2.2 million, or 4.7%, for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to intangible assets becoming fully amortized during the current year period partially offset by the addition of AlphaSimplex intangible assets in the second quarter of the prior year.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$4,552	$(1,918)	$6,470	(337.3)%	$6,415	$2,469	$3,946	159.8%
Realized and unrealized gain (loss) of CIP, net	(5,128)	(1,013)	(4,115)	406.2%	(16,529)	(2,853)	(13,676)	479.4%
Other income (expense), net	548	128	420	328.1%	1,695	(1,062)	2,757	(259.6)%
Total Other Income (Expense), net	$(28)	$(2,803)	$2,775	(99.0)%	$(8,419)	$(1,446)	$(6,973)	482.2%
Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three and nine months ended September 30, 2024 by $6.5 million and $3.9 million, respectively, compared to the same periods in the prior year. The realized and unrealized gains and losses reflect changes in overall market conditions for the respective periods.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed by $(4.1) million and $(13.7) million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. The change for the three months ended September 30, 2024 consisted primarily of changes in net unrealized and realized losses of $51.8 million, due to changes in market values of leveraged loans, partially offset by unrealized gains of $47.7 million related to the value of the notes payable. The change for the nine months ended September 30, 2024 consisted primarily of changes in net unrealized and realized losses of $46.1 million, due to changes in market values of leveraged loans partially offset by unrealized gains of $32.4 million related to the value of the notes payable.

Other income (expense), net
Other income (expense), net changed by $0.4 million and $2.8 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to changes in the gains and losses on our equity method investments.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Interest Income (Expense)
Interest expense	$(5,807)	$(6,222)	$415	(6.7)%	$(17,099)	$(17,444)	$345	(2.0)%
Interest and dividend income	2,913	2,872	41	1.4%	9,025	8,785	240	2.7%
Interest and dividend income of investments of CIP	50,628	49,803	825	1.7%	154,128	144,501	9,627	6.7%
Interest expense of CIP	(38,063)	(38,218)	155	(0.4)%	(120,035)	(112,153)	(7,882)	7.0%
Total Interest Income (Expense), net	$9,671	$8,235	$1,436	17.4%	$26,019	$23,689	$2,330	9.8%
Interest Expense
Interest expense decreased $0.4 million, or 6.7%, and $0.3 million, or 2.0%, for the three and nine months ended September 30, 2024, respectively, primarily due to lower average debt outstanding during the current year periods.

Interest and Dividend Income
Interest and dividend income remained consistent during the three and nine months ended September 30, 2024 compared to the same periods in the prior year.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP increased $0.8 million, or 1.7%, and $9.6 million, or 6.7% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. The increases were primarily due to the addition of a CLO in the third quarter of 2023 and higher average interest rates during the current year periods.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP remained consistent for the three months ended September 30, 2024 compared to the same period in the prior year and increased by $7.9 million, or 7.0% for the nine months ended September 30, 2024 compared to the same period in the prior year. The increase for the current year to date period is primarily attributable to the addition of a CLO in the third quarter of 2023.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 24.4% and 23.6% for the nine months ended September 30, 2024 and 2023, respectively. The higher estimated effective tax rate for the nine months ended September 30, 2024 was primarily due to a change in excess tax benefits associated with stock-based compensation.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	September 30, 2024	December 31, 2023	Change
(in thousands)			$	%
Balance Sheet Data
Cash and cash equivalents	$195,533	$239,602	$(44,069)	(18.4)%
Investments	164,671	132,696	31,975	24.1%
Contingent consideration	59,404	90,938	(31,534)	(34.7)%
Debt	237,467	253,412	(15,945)	(6.3)%
Redeemable noncontrolling interests	98,111	104,869	(6,758)	(6.4)%
Total equity	892,722	868,289	24,433	2.8%

	Nine Months Ended September 30,		Change
(in thousands, Provided by (Used in);	2024	2023	$	%
Cash Flow Data
Operating activities	$104,562	$229,840	$(125,278)	(54.5)%
Investing activities	(4,816)	(127,349)	122,533	(96.2)%
Financing activities	(129,506)	(285,769)	156,263	(54.7)%

Overview
At September 30, 2024, we had $195.5 million of cash and cash equivalents and $164.7 million of investments, which included $127.9 million of investment securities, compared to $239.6 million of cash and cash equivalents and $132.7 million of investments, which included $97.3 million of investment securities, at December 31, 2023.

Uses of Capital
Our operating expenses consist of employee compensation and related benefit costs and other operating expenses, which primarily consist of investment research and data costs, software application and development expenses, professional fees, distribution and occupancy costs, as well as interest on our indebtedness and income taxes. Annual incentive compensation, our largest annual operating cash expenditure, is paid in the first quarter of the year. In 2024 and 2023, we paid $146.1 million and $142.1 million, respectively, in incentive compensation earned during the years ended December 31, 2023 and 2022, respectively.

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

Capital and Reserve Requirements
Certain of our subsidiaries are registered with the SEC, Central Bank of Ireland or other regulators that subject them to certain rules regarding minimum net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, or interruption of our business. At September 30, 2024, these subsidiaries were in compliance with all minimum net capital requirements.

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

Operating Cash Flow
Net cash provided by operating activities of $104.6 million for the nine months ended September 30, 2024 decreased by $125.3 million from net cash provided by operating activities of $229.8 million for the same period in the prior year primarily due to a decrease of $139.4 million in net sales of investments by CIP in the current year period.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $4.8 million for the nine months ended September 30, 2024 decreased by $122.5 million from net cash used in investing activities of $127.3 million for the same period in the prior year primarily due to the AlphaSimplex acquisition in the prior year.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and purchases and sales of noncontrolling interests. Net cash used in financing activities of $129.5 million for the nine months ended September 30, 2024 decreased by $156.3 million from net cash used of $285.8 million for the same period in the prior year primarily due to a $187.7 million increase in net borrowings of CIP attributable to the refinancing of two CLOs in the current period partially offset by the prior year period $50.0 million borrowing on the credit facility as part of the AlphaSimplex acquisition.

Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. The Company repaid $17.1 million outstanding under the Term Loan during the nine months ended September 30, 2024 and had $241.8 million outstanding under the Term Loan at September 30, 2024. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $4.3 million as of September 30, 2024.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2023 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended September 30, 2024.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and nine months ended September 30, 2024, there were no material changes to the information contained in Part II, Item 7A of the Company's 2023 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of

the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
An aggregate of 5,680,045 shares of our common stock have been authorized to be repurchased under a share repurchase program since it was initially approved in 2010 by our Board of Directors. As of September 30, 2024, 455,488 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions, tax and other financial considerations. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended September 30, 2024.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1-31, 2024	—	$—	—	528,338
August 1-31, 2024	44,072	$205.14	44,072	484,266
September 1-30, 2024	28,778	$202.43	28,778	455,488
Total	72,850		72,850
(1)Average price paid per share is calculated on a settlement basis and excludes commissions and taxes.
(2)The share repurchases above were completed pursuant to a program announced in the fourth quarter of 2010 and most recently expanded in May 2022. Under the program, the Company is authorized to purchase up to 5,680,045 of its outstanding shares of common stock. This repurchase program is not subject to an expiration date.

Item 5.    Other Information
During the three months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Dated: November 8, 2024

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)