Form 10-K
period 2024-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2025-02-28
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $1.50 billion. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.
There were 6,967,534 shares of the registrant's common stock outstanding on February 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement that will be filed with the SEC in connection with the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

"We," "us," "our," the "Company," and "Virtus" as used in this Annual Report on Form 10-K refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that are, or may be considered to be, forward-looking statements within the meaning of federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the "Securities Act"); and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); and the Private Securities Litigation Reform Act of 1995, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are "forward-looking statements." These statements may be identified by such forward-looking terminology as "expect," "estimate," "intent," "plan," "intend," "believe," "anticipate," "may," "will," "should," "could," "continue," "project," "opportunity," "predict," "would," "potential," "future," "forecast," "guarantee," "assume," "likely," "target" or similar statements or variations of such terms.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, resulting from: (i) reduction in our assets under management; (ii) inability to achieve the expected benefits of strategic transactions; (iii) withdrawal, renegotiation or termination of investment management agreements; (iv) damage to our reputation; (v) inability to satisfy financial debt covenants and required payments; (vi) inability to attract and retain key personnel; (vii) challenges from competition; (viii) adverse developments related to unaffiliated subadvisers; (ix) negative changes in key distribution relationships; (x) interruptions, breaches, or failures of technology systems; (xi) loss on our investments; (xii) lack of sufficient capital on satisfactory terms; (xiii) adverse regulatory and legal developments; (xiv) failure to comply with investment guidelines or other contractual requirements; (xv) adverse civil litigation, government investigations, or proceedings; (xvi) unfavorable changes in tax laws or limitations; (xvii) impediments from certain corporate governance provisions; (xviii) losses or costs not covered by insurance; (xix) impairment of goodwill or other intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K and our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Our Business
We provide investment management and related services to institutions and individuals. We use a multi-manager, multi-style approach, offering investment strategies from our investment managers, each having its own distinct investment style, autonomous investment process and individual brand, as well as from select unaffiliated managers for certain of our funds. By offering a broad array of products, we believe we can appeal to a greater number of investors and have offerings across market cycles and through changes in investor preferences. Through our multi-manager model, we provide our investment managers with distribution, business and operational support.

We offer investment strategies for institutional and individual investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternatives), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our institutional strategies are offered to a variety of institutional clients through institutional separate and commingled accounts, including subadvisory services to other investment advisers. Our retail investment strategies are provided to individual investors through products consisting of: mutual funds registered pursuant to the Investment Company Act of 1940, as amended that include U.S. retail funds, exchange-traded funds ("ETFs"); Undertaking for Collective Investment in Transferable Securities and Qualifying Investor Funds ("global funds" and collectively with U.S. retail funds and ETFs the "open-end funds"); closed-end funds (collectively with open-end funds, the "funds"); retail separate accounts sold through intermediaries and wealth advisory services to high- net-worth clients through our wealth management business.

Our Investment Managers
We provide investment management services through our investment managers who are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment managers are responsible for portfolio management activities for our retail and institutional products operating under advisory, subadvisory or collateral management agreements. We also use the investment management services of select unaffiliated managers to sub-advise certain of our open- and closed-end funds. We monitor our managers' services by assessing their performance, style and consistency and the discipline with which they apply their investment process.

Our investment managers, their respective investment styles and assets under management as of December 31, 2024 were as follows:

Investment Manager	Location	Investment Style	Assets (in billions)
AlphaSimplex	Boston, MA	Systematic Alternatives	$6.1
Ceredex Value Advisors	Orlando, FL	Value Equity	$5.2
Duff & Phelps Investment Management	Chicago, IL	Listed Real Assets	$12.3
Kayne Anderson Rudnick Investment Management	Los Angeles, CA	Quality-Focused Equity	$67.9
Newfleet Asset Management	Hartford, CT	Multi-Sector Fixed Income	$15.3
NFJ Investment Group	Dallas, TX	Global Value Equity	$5.8
Seix Investment Advisors	Park Ridge, NJ	Specialty Fixed Income	$12.6
Silvant Capital Management	Atlanta, GA	Growth Equity	$2.4
Stone Harbor Investment Partners	New York, NY	Emerging Markets Debt	$5.4
Sustainable Growth Advisers	Stamford, CT	Global Growth Equity	$24.9
Virtus Multi-Asset	Hartford, CT	Global Multi-Asset	$0.1
Virtus Systematic	San Diego, CA	Global Equity	$0.5
Westchester Capital Management	Valhalla, NY	Event-Driven Alternatives	$2.7
Zevenbergen Capital Investments (1)	Seattle, WA	Disruptive Growth Equity	$2.1
(1) Affiliated through ownership of a minority interest.

Summary information regarding our select unaffiliated subadvisers, their respective investment styles and assets under management as of December 31, 2024 was as follows:

Unaffiliated Subadviser	Investment Style	Assets (in billions)
Voya Investment Management	Income & Growth and Convertible	$9.4
Other	Various	$2.3

Our Investment Products
Our assets under management are in open-end funds, closed-end funds, retail separate accounts and institutional accounts. Our earnings are primarily from asset-based fees charged for services relating to these various products, primarily investment management, but certain products include fund administration, distribution and shareholder services.
Assets Under Management by Product as of December 31, 2024

Products	(in billions)
Open-end funds (1)	$56.1
Closed-end funds	10.2
Retail separate accounts (2)	49.5
Institutional accounts (3)	59.2
Total Assets Under Management	$175.0
(1)Represents assets under management of U.S. retail funds, global funds and exchange traded funds.
(2)Includes investment models provided to managed account sponsors.
(3)Represents assets under management of institutional separate and commingled accounts including structured products.

Open-End Funds
Our U.S. retail funds are offered in a variety of asset classes, market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our ETFs are offered in a range of actively managed and index-based investment capabilities across multiple asset classes. Our global funds are offered in select investment strategies to non-U.S. investors. Summary information about our open-end funds by asset class as of December 31, 2024 was as follows:

	Total Assets
(in millions)	U.S. Retail Funds	ETFs	Global Funds	Management Fee Range % (1)
Equity
Domestic equity	$19,692	$161	$607	2.50 - 0.29
International equity	2,558	12	4	2.50 - 0.49
Specialty equity	2,875	35	26	1.80 - 0.68
Global equity	363	—	1,858	1.85 - 0.55
Fixed Income
Leveraged finance	2,683	301	46	1.70 - 0.38
Multi-sector	6,291	231	2,208	1.85 - 0.21
Hybrid	1,350	1,407		0.80 - 0.57
Emerging markets debt	260	12	383	1.60 - 0.55
Investment grade	624	16		0.50 - 0.17
Multi-Asset (2)	5,535	52	—	0.75 - 0.45
Alternatives (3)	5,583	824	76	1.65 - 0.45
Total Open-End Funds	$47,814	$3,051	$5,208
(1)Represents management fees earned as a percentage of average daily net assets. The percentages represent the range of management fees paid by the funds, from the highest to the lowest and includes the impact of breakpoints at which the fees for certain funds decrease as assets in such funds increase. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected.
(2)Consists of multi-asset offerings not included in equity, fixed income and alternatives.
(3)Consists of managed futures, event-driven, real estate securities, infrastructure, long/short and other strategies.

Closed-End Funds
Our closed-end funds are offered in a variety of asset classes, each of which is traded on the New York Stock Exchange. Summary information about our closed-end funds as of December 31, 2024 was as follows:

Asset Class	Total Assets (in millions)	Management Fee Range % (1)
Multi-Asset (2)	$7,309	1.50 - 0.50
Fixed Income	1,375	1.00 - 0.50
Equity	911	1.25
Alternatives (3)	630	1.00
Total Closed-End Funds	$10,225

(1)Represents management fees earned as a percentage of average daily net assets. The percentages represent the range of management fees paid by the funds, from the highest to the lowest and includes the impact of breakpoints at which the fees for certain funds decrease as assets in such funds increase. Subadvisory fees paid on funds managed by unaffiliated subadvisers are not reflected.
(2)Consists of multi-asset offerings not included in equity, fixed income and alternatives.
(3)Consists of managed futures, event-driven, real estate securities, infrastructure, long/short and other strategies.

Retail Separate Accounts
Intermediary-Sold Managed Accounts
Intermediary-sold managed accounts are individual investment accounts that are contracted through intermediaries as part of investment programs offered to retail investors.
Wealth Management Accounts
Wealth management accounts are investment accounts offered by certain of our investment managers directly to individual investors and include wealth advisory services and may utilize third-party investment services.
The following table summarizes our retail separate accounts by asset class as of December 31, 2024:

	Total Assets
(in millions)	Intermediary-Sold Managed Accounts	Wealth Management Accounts
Equity
Domestic equity	$38,558	$515
International equity	77	—
Global equity	443	2
Specialty equity	—	38
Fixed Income
Leveraged finance	1,394	—
Investment grade	200	420
Emerging markets debt	16	—
Multi-Asset (1)	130	7,742
Alternatives (2)	1	—
Total Retail Separate Accounts	$40,819	$8,717
(1)Consists of multi-asset offerings not included in equity, fixed income and alternatives.
(2)Consists of managed futures, event-drive, real estate securities, infrastructure, long/short and other strategies.

Institutional Accounts
Our institutional clients include corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments. We also provide subadvisory services to unaffiliated mutual funds. In addition, we act as collateral manager for collateralized loan obligations ("CLOs").

The following table summarizes our institutional accounts by asset class as of December 31, 2024:

	Total Assets
(in millions)	Separate Accounts	Commingled Accounts
Equity
Domestic equity	$21,336	$446
International equity	1,025	283
Global equity	8,720	247
Fixed Income
Leveraged finance	1,105	3,083
Multi-sector	1,165	—
Emerging markets debt	4,498	—
Investment grade	8,628	—
Alternatives (1)	7,171	1,054
Multi-Asset (2)	406	—
Total Institutional Accounts	$54,054	$5,113
(1)    Consists of managed futures, event-driven, real estate securities, infrastructure, long/short and other strategies.
(2)    Consists of multi-asset offerings not included in equity, fixed income and alternatives.

Other Fee Earning Assets
Other fee earning assets include assets for which we provide services for an asset-based fee but do not serve as the investment adviser. Other fee earning assets are not included in our assets under management. At December 31, 2024, we had $2.3 billion of other fee earning assets.

Our Investment Management, Administration and Shareholder Services
Our investment management, administration and shareholder service fees earned in each of the last three years were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Open-end funds	$317,990	$305,238	$335,585
Closed-end funds	59,184	58,136	63,841
Retail separate accounts	209,467	171,357	171,509
Institutional accounts	187,189	176,744	157,404
Total investment management fees	773,830	711,475	728,339
Administration fees	53,257	52,858	61,344
Shareholder service fees	21,037	20,999	24,518
Total	$848,124	$785,332	$814,201

Investment Management Fees
We provide investment management services through our investment managers (each an "Adviser") pursuant to investment management agreements. For our funds, we earn fees based on each fund's average daily or weekly net assets with certain fee schedules providing for rate declines or "breakpoints" as asset levels increase to certain thresholds. For funds managed by subadvisers, the day-to-day investment management of the portfolio is performed by the subadviser, which receives a fee based on a percentage of the management fee. Each fund bears all expenses associated with its operations. In some cases, to the extent total fund expenses exceed a specified percentage of a fund's average net assets, the Adviser has agreed to reimburse the fund's expenses in excess of that level.

For intermediary sold retail separate accounts and institutional accounts, investment management fees are negotiated and based primarily on portfolio size and complexity, individual client requests and investment strategy capacity, as appropriate. In certain instances, institutional fees may include performance-related fees, generally earned if the returns on the portfolios exceed agreed upon periodic or cumulative return targets, primarily benchmark indices. Fees for CLOs are generally calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed. Fees for wealth management accounts are generally based on a standard fee schedule that provides for rate declines or “breakpoints” as asset levels increase to certain thresholds.

Administration Fees
We provide various administrative services to our U.S. retail funds, ETFs and certain closed-end funds. We earn fees based on each fund's average daily or weekly net assets. These services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, client service, supervision of the activities of the funds' service providers, tax services and treasury services as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.

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

Retail
Our retail distribution resources in the U.S. consist of regional sales professionals, a national account relationship group and specialized teams for retirement and ETFs. Our U.S. retail funds, ETFs and intermediary sold retail separate accounts are distributed through financial intermediaries. We have broad distribution access in the U.S. retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred or "recommended" lists and on fee-based advisory programs.

Our wealth management business is marketed directly to individual clients by financial advisory teams at our Advisers.

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

Our Broker-Dealer Services
We operate a broker-dealer that is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of the Financial Industry Regulatory Authority ("FINRA"). Our broker-dealer serves as the principal underwriter and distributor of our funds, provides market advisory services to sponsors of retail separate accounts, and is also a program manager and distributor of a qualified tuition plan under Section 529 of the Internal Revenue Code. Our broker-

dealer is subject to, among others, the net capital rule of the Securities and Exchange Commission (the "SEC"), which is designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers.

Our Competition
The financial services industry is a highly competitive global business. We face significant competition from a wide variety of financial institutions, including other investment management companies. We also face competition from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors, including, among others, product mix and offerings, investment performance, fees charged, access to distribution channels, service quality and innovation. Our competitors, many of which are larger than us, offer a wide range of financial and investment management services and products to the same retail, institutional and high-net-worth investors and accounts that we are seeking to attract.

Our primary source of distribution for retail products is through intermediaries that include third-party financial institutions such as: major wire-houses; national, regional and independent broker-dealers and financial advisors; banks and financial planners; and registered investment advisers. Because we rely on these intermediaries, we do not control the ultimate recommendations given to them by clients and they may recommend competing products. For more information on our competitive risks, refer to "Risk Factors – Risks Related to Our Industry, Business and Operations."

Our Regulatory Matters
The financial services industry is highly regulated, regulations are complex, and failure to comply with related laws and regulations can result in the revocation of registrations, the imposition of censures or fines and the suspension or expulsion of a firm and/or its employees from the industry. In the U.S., we are subject to regulation by the SEC, the U.S. Commodity Futures Trading Commission ("CFTC"), other federal and state agencies, as well as FINRA and the National Futures Association ("NFA").

Each of our Advisers is registered as an investment adviser with the SEC under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, compliance and disclosure obligations, and operational and recordkeeping requirements. Certain of our Advisers are also members of the NFA and are regulated by the CFTC with respect to the management of funds and other products that utilize futures, swaps, or other CFTC regulated instruments.

Our Advisers manage registered and unregistered funds in the U.S. and other jurisdictions and are subject to the regulatory requirements in the jurisdiction where those funds are sponsored or offered. In the U.S., the open-end funds, ETFs and closed-end funds we offer are subject to the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act governs the operations of registered funds and imposes obligations on their advisers, including investment restrictions and other governance, compliance, reporting and fiduciary obligations with respect to the management of those funds.

Our Advisers operating outside of the U.S. are also subject to regulation by various regulatory authorities and exchanges in the relevant jurisdiction such as directives and regulations in the European Union and other jurisdictions related to funds, including the Undertakings for the Collective Investment of Transferable Securities ("UCITS") Directive and the Alternative Investment Fund Managers Directive ("AIFMD"), with respect to depository functions, remuneration policies and sanctions and other matters. Our global funds are registered with and subject to regulation by the Central Bank of Ireland.

Our broker-dealer, VP Distributors, LLC, is subject to SEC and FINRA rules and regulations, including extensive regulatory requirements related to sales practices, registration of personnel, compliance and supervision and compensation and disclosure. Sales and marketing activities of investment management services are also subject to regulation by non-U.S. authorities in the jurisdictions in which investment management products and services are offered. The ability to transact business in these jurisdictions and to conduct cross-border activities, is subject to the continuing availability of regulatory authorizations and exemptions. We have distribution teams that operate in the United Kingdom and Singapore and are subject to regulation by the Financial Conduct Authority and Monetary Authority of Singapore, respectively.

Virtus Fund Services, LLC is an SEC-registered transfer agent and is subject to the Exchange Act and the rules and regulations promulgated thereunder. These laws and regulations grant the SEC broad administrative powers to address non-compliance with regulatory requirements.

We may be considered a fiduciary under the Employee Retirement Income Security Act, as amended (“ERISA”) and related regulations with respect to certain assets that we manage for benefit plans subject to ERISA. ERISA, the regulations promulgated thereunder, and the applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients, and impose monetary penalties for violations of these provisions. The U.S. Department of Labor, which administers ERISA and regulates, among others, investment advisers who service retirement plan clients, has been active in proposing and adopting additional regulations applicable to the investment management industry, some of which are under legal challenge.

Due to the extensive laws and regulations to which we and our Advisers are subject, we devote substantial time, expense, and effort to remain current on, and to address, legal and regulatory compliance matters. We have established compliance programs to address regulatory compliance, and we have experienced legal and compliance professionals in place to address these requirements. We also have established legal and regulatory service providers in each of the countries where we conduct business. New regulations or interpretations of existing laws may result in enhanced disclosure obligations. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively. For more information about our regulatory environment, refer to “Risk Factors – Legal and Regulatory Risks.”

Our officers, directors and employees may, from time to time, own securities that are also held by one or more of our funds or strategies offered to clients.

Human Capital
As of December 31, 2024, we employed 805 employees and operated offices throughout the U.S., and in the U.K. and Singapore. We strive to attract and retain talented individuals by creating an environment of excellence and opportunity that serves as a foundation for all employees to reach their potential and make meaningful contributions to the organization.

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

We rely upon key personnel to manage our business, including senior executives, portfolio managers, securities analysts, wealth advisers, sales personnel and other professionals. The retention of senior executives and key investment personnel is material to the management of our business.

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
▪Collaborative efforts with organizations, institutions, and referral sources support us in identifying diverse talent pools, increasing the diversity of backgrounds and experiences of potential candidates, and engaging with employees across the organization to raise the awareness of and advance our inclusion efforts.
▪Community engagement is ingrained into our culture. The Company and employees have supported a wide range of philanthropic activities that help to enrich and sustain the communities in which we have a business presence.

Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, are available free of charge on our website located at www.virtus.com as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Reports, proxy and other information statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public on the SEC's website at http://www.sec.gov.

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
The majority of our revenues are generated from asset-based fees from investment management products and services to individuals and institutions. Therefore, if assets under management decline, our fee revenues would decline, reducing profitability as certain of our expenses are fixed or have contractual terms. Assets under management could decline due to a variety of factors including, but not limited to, the following:

▪General domestic and global economic, political and other conditions. Capital, equity and credit markets can experience substantial volatility. Changes in interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws, trade barriers and tariffs, commodity prices, currency exchange rates, national and international political circumstances and conflicts, public health issues and other conditions may impact the capital, equity and credit markets. Employment rates, economic weakness and budgetary challenges in parts of the world, uncertainty regarding governmental regulations and international trade policies, conflicts such as in Ukraine and the Middle East, concern over prospects in China and emerging markets, and growing debt for certain countries all indicate that economic and political conditions remain unpredictable. Portfolios that we manage that are focused on certain geographic markets or industry sectors may be particularly vulnerable to political, social and economic events in those markets and sectors. Negative, uncertain or diminishing investor confidence in the markets and/or adverse market conditions as a result of the conditions listed herein, among others, may decrease investor risk tolerance and negatively impact security prices. Such impacts could prompt investors to reduce their rate of investment or to partially or fully withdraw from markets, which could reduce our overall assets under management and have an adverse effect on our revenues, earnings and growth prospects. In the event of extreme circumstances, including economic, political or business or public health crises, such as a widespread systemic failure in the global financial system, failures of firms that have significant obligations as counterparties, we may suffer significant declines in our assets under management and severe liquidity or valuation issues.

▪Real or perceived negative absolute or relative performance. Sales and redemptions of our investment strategies can be affected by investment performance relative to established benchmarks or other competing investment strategies. Negative absolute performance as a result of price declines in securities may also negatively impact our sales and redemptions and the value of our assets under management. Our investment management strategies are rated, ranked or assessed by independent third-parties, distribution partners and industry periodicals and services. Third party financial intermediaries, advisers or consultants may remove our investment products from recommended lists due to poor performance or for other reasons. These assessments often influence the investment decisions of clients and may lead to increased withdrawals of assets by existing clients and the inability to attract additional investments from new and existing clients.

We may engage in strategic transactions that could pose financial or business risks.
We have executed several inorganic transactions over the past years and we regularly evaluate potential transactions, including acquisitions, consolidations, joint ventures, strategic partnerships, or similar transactions, some of which could be significant. Our past acquisitions and strategic transactions have led to a significant increase in our assets under management and an expansion of our product and service offerings. Any transaction may also involve a number of risks, including underperforming relative to expectations, the loss of customers or personnel, additional demands on our staff, unanticipated problems regarding integration of operating facilities, technologies and new employees, and the existence of liabilities or contingencies not disclosed to, or otherwise unknown by, us prior to closing a transaction. Additionally, we cannot provide assurance that we will continue to be successful in closing on transactions or that we will achieve the anticipated benefits from a transaction, including such things as revenue, tax benefits or cost synergies.

Our investment management agreements are subject to renegotiation or termination on short notice, which could negatively impact our business.
Our clients include our sponsored fund investors, represented by boards of trustees or directors (the "fund boards"), managed account program sponsors, institutional clients, and individual private clients. Our investment management agreements with these clients may be terminated on short notice and without penalty. As a result, there would be little impediment for these clients to terminate our agreements. Our clients may renegotiate their investment contracts, or reduce the assets we manage for them, due to a number of reasons including, but not limited to: poor investment performance; loss of key investment personnel; a change in the client's or third-party distributors' decision makers; and reputational, regulatory or compliance issues. The fund boards may deem it to be in the best interests of a fund's shareholders to make decisions adverse to us, such as reducing the compensation paid to us, requesting that we subsidize fund expenses over certain thresholds, or imposing restrictions on our management of the fund. Under the Investment Company Act, investment management agreements automatically terminate in the event of an assignment, which may occur if, among other events, the Company undergoes a change in control, such as any person acquiring 25% of the voting rights of our common stock. If an assignment were to occur, we cannot be certain that the funds' boards and shareholders would approve a new investment management agreement. In addition, investment management agreements for the separate accounts we manage may not be assigned without the consent of the client. If an assignment occurs, we cannot be certain that the Company will be able to obtain the necessary approvals or client consents. The withdrawal, renegotiation or termination of any investment management agreement relating to a material portion of assets under management would have an adverse impact on our results of operations and financial condition.

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

At December 31, 2024, we had $236.1 million of total debt outstanding under its credit agreement, excluding debt of consolidated investment products ("CIP"), and had no borrowings outstanding under our $175.0 million revolving credit facility. Under our credit agreement, we are required to use a portion of our cash flow to service interest and make required annual principal payments, which may restrict our cash flow available for other purposes. The credit agreement also contains covenants that may limit our ability to return capital to shareholders. We cannot provide assurances that at all times in the future we will satisfy all such covenants or obtain any required waiver or amendment, in which event all indebtedness could become immediately due. Any or all of the above factors could adversely affect our financial condition or results of operations.

We may need to obtain additional capital that may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.
Our ability to meet our future cash needs is dependent upon our ability to generate or have short-term access to cash. Although we have generated sufficient cash in the past, we may not do so in the future. We had unused capacity under our revolving credit facility of $175.0 million as of December 31, 2024. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. At December 31, 2024, we had $236.1 million in debt outstanding, excluding the notes payable of our CIP for which risk of loss to the Company is limited to our $111.1 million investment in such products. (See Note 19 of our consolidated financial statements for additional information on the notes payable of the CIP). We may need to raise capital to fund new business initiatives in the future, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms our business could be adversely impacted.

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
We face significant competition from a wide variety of financial institutions, including other investment management companies, as well as from proprietary products offered by our distribution partners such as banks, broker-dealers and financial planning firms. Competition in our businesses is based on several factors, including investment performance, fees charged, access to distribution channels and service to financial advisors and clients. Our competitors, many of which are larger, often offer similar products, use the same distribution sources, offer less expensive products, maintain greater access to key distribution channels, and have greater resources, geographic footprints and name recognition. Additionally, certain products and asset classes that we do not currently offer, such as passive or index-based products, are popular with investors. Existing clients may withdraw their assets in order to invest in these products, and we may be unable to attract additional investments from existing and new clients, which would lead to a decline in our assets under management and market share.

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
Our technology systems, and those of third-party service providers, are critical to our operations. The ability to consistently and reliably obtain accurate securities pricing information, process client portfolio and fund shareholder transactions, and provide reports and other services to clients is an essential part of our business. Any delays or inaccuracies in obtaining pricing information, processing such transactions or reports, other breaches and errors, and any inadequacies in other client service could result in reimbursement obligations or other liabilities or alienate clients and potentially give rise to claims against us. Any failure or interruption of third-party systems, whether resulting from technology or infrastructure breakdowns, defects or external causes such as fire, natural disaster, computer viruses, acts of terrorism or power disruptions, or public health events could result in financial loss, negatively impact our reputation and negatively affect our ability to do business. Although we and our third-party service providers have business continuity and disaster recovery plans in place, we may nonetheless experience interruptions if a natural or man-made disaster, prolonged power outage, or other business interruption event were to occur, which could have an adverse impact on our business and profitability.

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
We use capital to incubate new investment strategies, introduce new products or to enhance distribution access of existing products. At December 31, 2024, we had $282.4 million of such investments, comprising $171.3 million of marketable securities and $111.1 million of net investments in CLOs. These investments are in a variety of asset classes, including alternatives, fixed income and equity strategies and first-loss tranches of CLO equity. Many of these investments employ a long-term investment strategy with an optimal investment period spanning several years. Accordingly, during this investment period, the capital held in these investments may not be available for other corporate purposes without significantly diminishing our investment return. We cannot provide assurance that these investments will perform as expected. Increases or decreases in the value of these investments could increase the volatility of our earnings, and an other-than-temporary or permanent decline in the value of these investments could result in the loss of capital and have an adverse impact on our results of operations and financial condition.

LEGAL AND REGULATORY RISKS
We are subject to an extensive and complex regulatory environment and changes in regulations or failure to comply with them could adversely affect our revenues and profitability.
The investment management industry in which we operate is subject to extensive and frequently changing regulation. We are subject to regulation by the SEC, other federal and state agencies, certain international regulators, as well as FINRA and other self-regulatory organizations. Each of our investment management subsidiaries and unaffiliated subadvisers is registered with the SEC under the Investment Advisers Act. There are various regulatory reform initiatives in the U.S. and other jurisdictions and new regulations or interpretations of existing laws may result in enhanced disclosure obligations which could negatively affect us or materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively.

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
We are subject to income as well as non-income-based taxes and are subject to ongoing tax audits, in various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken that may result in the assessment of additional taxes and/or penalties and interest. We regularly assess the appropriateness of our tax positions and reporting. We cannot provide assurance that we will accurately predict the outcomes of audits and the actual outcomes of these audits could be unfavorable. Any changes to tax laws could impact our estimated effective tax rate and tax expense and could result in adjustments to our treatment of deferred taxes, including the realization or value thereof, which could have an adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
We have corporate governance provisions that may make an acquisition of us more difficult.
Certain provisions in our certificate of incorporation and bylaws and Delaware law could discourage, delay or prevent a merger, acquisition or other change in control even if certain shareholders may consider a change of control to be beneficial. These provisions could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of the Company without negotiating with our board of directors. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. These provisions, among other things:

▪Allow our board of directors to issue preferred stock and determine the powers, preferences and rights thereof without shareholder approval;
▪Prohibit the Company's ability to engage, under certain circumstances, in business combinations with any interested shareholder for three years following the date that the shareholder became an interested shareholder;
▪Require that special meetings of shareholders be called only by the chairperson of our board of directors; and
▪Contain advance notice procedures that shareholders must comply with to nominate candidates to our board of directors or present proposals.

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
As of December 31, 2024, the Company had $775.3 million in intangible assets and goodwill. We cannot be certain that we will realize the value of such intangible assets. Our intangible assets may become impaired as a result of a variety of factors which could adversely affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 1C.	Cybersecurity
Cybersecurity Strategy and Risk Management
We maintain a cybersecurity and information protection program that is supported by policies and procedures designed to protect our systems and assets and the Company’s sensitive or confidential business information, including that entrusted to us by our clients and business partners. Identifying and assessing cybersecurity risk is integrated into our overall enterprise risk management (“ERM”) processes. Our ERM processes consider cybersecurity threat risks alongside other company risks as part of our overall management activities. Cybersecurity risks related to our business are identified and managed through a multi-faceted approach utilizing various systems, controls, and processes. Our cybersecurity systems, controls and processes are overseen by our cybersecurity information technology team which is managed by our CISO.

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

The assessment of cybersecurity incidents are integrated as part of the Company's business continuity and disaster recovery program (“BCDR”). Our BCDR includes an incident response protocol that provides a framework for the assessment, response, and recovery phases for any business disruption, including cybersecurity incidents. It also incorporates various event, incident and response teams that comprise the Company's information security, risk management, compliance, legal and other functions as needed in response to any cybersecurity incidents. Our incident response protocol also provides for reporting mechanisms to senior management and our Board of Directors ("Board") in the event of a material cybersecurity incident.

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

Cybersecurity Governance
Our Board oversees our risk management processes, including our risks from cybersecurity threats. As part of its ongoing responsibilities, the Board receives recurring reports from management on the Company’s cybersecurity risk environment and regularly meets with management to review the risk landscape and discuss the steps taken by management to monitor and mitigate cyber exposures. In addition, from time to time, our Chief Technology Officer and Chief Information Security Officer (“CISO”) brief the Board on the cyber-threat landscape, our information security program and other related information technology topics.

The Company maintains an Enterprise Risk Committee (“ERC”), comprising the Company executives who lead day-to-day risk management, and whose efforts are supplemented by specific risk-related committees or teams. The ERC is a cross-functional committee that focuses on identifying and managing operational risk throughout the organization, including cybersecurity threats. The ERC has integrated cybersecurity into key elements of the Company’s ERM framework, including our BCDR planning program and service provider management policy, and personnel from our information security, risk management, compliance and legal groups are a part of the assessment and response team for cybersecurity incidents and the evaluation of third-party cybersecurity risk.

Item 2.	Properties.
We lease our principal offices, which are located at One Financial Plaza, Hartford, CT 06103. In addition, we lease office space in California, Connecticut, Florida, Georgia, Illinois, Massachusetts, New Jersey, New York, Texas, Singapore and the U.K.

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
Our common stock is traded on the New York Stock Exchange under the trading symbol "VRTS." As of February 7, 2025, we had 6,967,534 shares of common stock outstanding that were held by approximately 38,000 holders of record.
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

On February 26, 2025, the Company declared a quarterly cash dividend of $2.25 per common share to be paid on May 14, 2025 to shareholders of record at the close of business on April 30, 2025.

Issuer Purchases of Equity Securities
An aggregate of 5,680,045 shares of our common stock have been authorized to be repurchased under a share repurchase program, initially approved in 2010 by our Board of Directors. As of December 31, 2024, 403,312 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2024, we repurchased a total of 201,233 common shares for $45.1 million. The following table sets forth information regarding our share repurchases in each month during the quarter ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1—31, 2024	—	$—	—	455,488
November 1—30, 2024	27,525	$239.20	27,525	427,963
December 1—31, 2024	24,651	$239.92	24,651	403,312
Total	52,176		52,176
(1)Average price paid per share is calculated on a settlement basis and excludes commissions and taxes.

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of fiscal 2024. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

Stock Performance Graph
The following graphs compare the five-year and since inception cumulative total shareholder return ("TSR") of the Company with the performance of the Standard & Poor’s 500 ("S&P 500") Stock Index and a peer group index that consists of several peer companies (referred to as the "Financial Peer Group") as defined below. The graphs assume an equal investment in our common stock, the S&P 500 and the Financial Peer Group on December 31, 2019 (five-year TSR) and January 2, 2009 (since inception TSR), respectively, reflect reinvested dividends, and are weighted on a market capitalization basis. Each reported data point below represents the last trading day of each calendar year. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance.

Five-year TSR Among Virtus, S&P 500 Index and Financial Peer Group

240%
190%
140%
90%
40%
-10%
-60%
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
108.3%
97.0%
93.3%
VRTS
Peer Group
S&P 500

Since Inception TSR Among Virtus, S&P 500 Index and Financial Peer Group
Financial Peer Group: Affiliated Managers Group, Inc., AllianceBernstein Holding L.P., Artisan Partners Asset Management Inc.*, Acadian Asset Management Inc. (formerly BrightSphere Investment Group Inc.)*, Cohen & Steers, Inc., Federated Hermes, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Henderson Group Plc*, T. Rowe Price Group, Inc. and Victory Capital Holdings, Inc.*

*Companies excluded from the since inception TSR table due to lack of comparative performance periods.

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Our Business
We provide investment management and related services to institutions and individuals. We use a multi-manager, multi-style approach, offering investment strategies from investment managers, each having its own distinct investment style, autonomous investment process and individual brand, as well as from select unaffiliated managers for certain of our retail funds. By offering a broad array of products, we believe we can appeal to a greater number of investors and have offerings across market cycles and through changes in investor preferences. Our earnings are primarily from asset-based fees charged for services relating to these various products, including investment management, fund administration, distribution, and shareholder services.

We offer investment strategies for institutional and individual investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternatives), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our institutional products are offered to a variety of institutional clients through institutional separate accounts and commingled accounts, including subadvisory services to other investment advisers and Company sponsored structured products. Our retail products include open-end funds, closed-end funds and retail separate accounts.

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

Our retail distribution resources in the U.S. consist of regional sales professionals, a national account relationship group and specialized teams for retirement and ETFs. Our U.S. retail funds and retail separate accounts are distributed through financial intermediaries. We have broad distribution access in the U.S. retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our wealth management business is marketed directly to individual clients by financial advisory teams at our Advisers.

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

The U.S. and global equity markets increased in value in 2024, as evidenced by increases in major indices as noted in the following table:

	December 31,		As of Change
Index	2024	2023	%
MSCI World Index	3,708	3,169	17.0%
Standard & Poor's 500 Index	5,882	4,770	23.3%
Russell 2000 Index	2,250	2,027	11.0%
Morningstar / LSTA Leveraged Loan 100 Index	2,958	2,721	8.7%

Financial Highlights
▪Total revenues were $906.9 million in 2024, an increase of $61.7 million, or 7.3%, compared to total revenues of $845.3 million in 2023.
▪Operating income was $182.5 million, in 2024, an increase of $31.0 million, or 20.5%, compared to $151.5 million in 2023.
▪Net income per diluted share was $16.89 in 2024, a decrease of $0.82, or 4.6%, compared to net income per diluted share of $17.71 in 2023.

Assets Under Management
Total sales were $26.8 billion in 2024, an increase of $0.9 billion, or 3.5%, from $25.9 billion in 2023. Net flows were $(10.4) billion in 2024 compared to net flows of $(7.2) billion in 2023.

At December 31, 2024, total assets under management were $175.0 billion, representing an increase of $2.7 billion, or 1.6%, from December 31, 2023. The change in total assets under management from December 31, 2023 included $15.8 billion from positive market performance, partially offset by $(10.4) billion of net outflows.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of December 31,		Change
(in millions)	2024	2023	$	%
Open-End Funds (1)	$56,073	$56,062	$11	—%
Closed-End Funds	10,225	10,026	199	2.0%
Retail Separate Accounts (2)	49,536	43,202	6,334	14.7%
Institutional Accounts (3)	59,167	62,969	(3,802)	(6.0)%
Total	$175,001	$172,259	$2,742	1.6%
Average Assets Under Management (4)	$176,653	$161,482	$15,171	9.4%
(1)Represents assets under management of U.S. retail funds, global funds and ETFs.
(2)Includes investment models provided to managed account sponsors.
(3)Represents assets under management of institutional separate and commingled accounts including structured products.
(4)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balances
–Institutional Accounts - average of month-end balances

Asset Flows by Product
The following table summarizes asset flows by product:

	Years Ended December 31,
(in millions)	2024	2023
Open-End Funds (1)
Beginning balance	$56,062	$53,000
Inflows	12,420	11,188
Outflows	(16,532)	(18,526)
Net flows	(4,112)	(7,338)
Market performance	4,949	8,160
Other (2)	(826)	2,240
Ending balance	$56,073	$56,062
Closed-End Funds
Beginning balance	$10,026	$10,361
Inflows	1	24
Outflows	(41)	—
Net flows	(40)	24
Market performance	1,112	453
Other (2)	(873)	(812)
Ending balance	$10,225	$10,026
Retail Separate Accounts (3)
Beginning balance	$43,202	$35,352
Inflows	8,621	6,680
Outflows	(6,957)	(5,972)
Net flows	1,664	708
Market performance	4,667	7,141
Other (2)	3	1
Ending balance	$49,536	$43,202
Institutional Accounts (4)
Beginning balance	$62,969	$50,663
Inflows	5,715	7,965
Outflows	(13,660)	(8,579)
Net flows	(7,945)	(614)
Market performance	5,101	9,077
Other (2)	(958)	3,843
Ending balance	$59,167	$62,969
Total
Beginning balance	$172,259	$149,376
Inflows	26,757	25,857
Outflows	(37,190)	(33,077)
Net flows	(10,433)	(7,220)
Market performance	15,829	24,831
Other (2)	(2,654)	5,272
Ending balance	$175,001	$172,259
(1)Represents assets under management of U.S. retail funds, global funds and ETFs.
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
(4)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of December 31,		Change		% of Total
(in millions)	2024	2023	$	%	2024	2023
Asset Class
Equity	$100,792	$96,703	$4,089	4.2%	57.6%	56.2%
Fixed Income	37,696	37,192	504	1.4%	21.5%	21.6%
Multi-Asset (1)	21,174	21,411	(237)	(1.1)%	12.1%	12.4%
Alternatives (2)	15,339	16,953	(1,614)	(9.5)%	8.8%	9.8%
Total	$175,001	$172,259	$2,742	1.6%	100.0%	100.0%

(1)Consists of multi-asset offerings not included in equity, fixed income, and alternatives.
(2)Consists of managed futures, event-driven, real estate securities, infrastructure, long/short, and other strategies.

Average Assets Under Management and Average Fees Earned
The following table summarizes the average management fees earned in basis points and average assets under management:

	Years Ended December 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (4)
	2024	2023	2024	2023
Products
Open-End Funds (1)	50.0	49.5	$57,039	$55,226
Closed-End Funds	58.6	57.8	10,092	10,060
Retail Separate Accounts (2)	43.4	43.7	46,575	37,601
Institutional Accounts (3)	31.1	31.7	62,947	58,595
All Products	42.0	42.2	$176,653	$161,482
(1)Represents assets under management of U.S. retail funds, global funds and ETFs.
(2)Includes investment models provided to managed account sponsors.
(3)Represents assets under management of institutional separate and commingled accounts including structured products.
(4)Averages are calculated as follows:
–Funds - average daily or weekly balances
–Retail Separate Accounts - prior-quarter ending balances
–Institutional Accounts - average of month-end balances

Average fees earned represent investment management fees, net of revenue-related adjustments, and excluding the impact of consolidated investment products ("CIP") divided by average net assets. Revenue-related adjustments are based on specific agreements and reflect the portion of investment management fees passed-through to third-party client intermediaries for services to investors in sponsored investment products. Fund fees are calculated based on average daily or weekly net assets. Retail separate account fees which includes wealth management accounts are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances, an average of current quarter’s asset values or on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to the funds.

The average fee rate earned on all products was flat for 2024 compared to the prior year.

Investment Performance
The following table presents a summary of investment performance by asset class measured by the percentage of assets under management exceeding their relevant benchmarks as of December 31, 2024:

	Percentage of Assets Under Management (1) Beating Benchmark (2)
Asset Class	1-Year	3-Year	5-Year	10-Year
Equity	25%	18%	55%	75%
Fixed Income	81%	58%	79%	72%
Alternatives	54%	49%	91%	96%
(1)Excludes closed-end funds, wealth management accounts, structured products and certain other multi-asset strategies.
(2)Percentage beating benchmark is reported as the percentage of assets under management that have outperformed benchmarks across the indicated periods and does not include assets without benchmarks. Performance is presented on an average annual total return basis for products with a one-, three-, five-, and/or ten-year track record, is net of fees for open-end funds, and is measured on a consistent basis relative to the most appropriate benchmarks. Benchmark indices are unmanaged, their returns do not reflect any fees, expenses or sales charges, and they are not available for direct investment. Past performance is not indicative of future results.

As of December 31, 2024, 32 of 70, or 46%, of our rated U.S. retail funds received an overall rating of 4 or 5 stars representing 71% of our total U.S. retail fund assets under management (1). By comparison, 32.5% of Morningstar's fund population is given a 4- or 5-star rating (2).
(1)Assets under management excludes non-rated funds. Based on institutional-class shares, except for funds without I shares, for which A shares were used, or if A share rating is higher than I shares. Past performance is not indicative of future results.
(2)Morningstar ratings are based on risk-adjusted returns. Strong ratings are not indicative of positive fund performance.

Results of Operations - December 31, 2024 compared to December 31, 2023
A discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2023, which specific discussion is incorporated herein by reference.

Summary Financial Data

	Years Ended December 31,		Change
(in thousands)	2024	2023	$	%

Investment management fees	$773,830	$711,475	$62,355	8.8%
Other revenue	133,119	133,793	(674)	(0.5)%
Total revenues	906,949	845,268	61,681	7.3%
Total operating expenses	724,459	693,784	30,675	4.4%
Operating income (loss)	182,490	151,484	31,006	20.5%
Total other income (expense), net	(8,510)	3,681	(12,191)	(331.2)%
Total interest income (expense), net	33,896	31,399	2,497	8.0%
Income (loss) before income taxes	207,876	186,564	21,312	11.4%
Income tax expense (benefit)	55,423	45,088	10,335	22.9%
Net income (loss)	152,453	141,476	10,977	7.8%
Noncontrolling interests	(30,707)	(10,855)	(19,852)	182.9%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$121,746	$130,621	$(8,875)	(6.8)%
Earnings (loss) per share-diluted	$16.89	$17.71	$(0.82)	(4.6)%
In 2024, total revenues increased $61.7 million, or 7.3%, to $906.9 million from $845.3 million in 2023, and operating income increased by $31.0 million, or 20.5%, to $182.5 million in 2024 from $151.5 million in 2023, primarily as a result of increased average assets under management during the current year partially offset by an increase in operating expenses.

Revenues
Revenues by source were as follows:

	Years Ended December 31,		Change
(in thousands)	2024	2023	$	%
Investment management fees
Open-end funds	$317,990	$305,238	$12,752	4.2%
Closed-end funds	59,184	58,136	1,048	1.8%
Retail separate accounts	209,467	171,357	38,110	22.2%
Institutional accounts	187,189	176,744	10,445	5.9%
Total investment management fees	773,830	711,475	62,355	8.8%
Distribution and service fees	54,692	56,153	(1,461)	(2.6)%
Administration and shareholder service fees	74,294	73,857	437	0.6%
Other income and fees	4,133	3,783	350	9.3%
Total Revenues	$906,949	$845,268	$61,681	7.3%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management agreements, which generally require monthly or quarterly payments. Investment management fees increased by $62.4 million, or 8.8%, for the year ended December 31, 2024 compared to the prior year, primarily due to the increase in average assets under management.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $1.5 million, or 2.6%, for the year ended December 31, 2024 compared to the prior year, primarily due to lower sales and average assets under management for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs and closed-end funds. Fund administration and shareholder service fees remained consistent for the year ended December 31, 2024 compared to the prior year.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and marketing fees earned on certain ETFs. Other income and fees increased $0.4 million, or 9.3%, for the year ended December 31, 2024 compared to the prior year, primarily due to increased marketing fees earned during the current year.

Operating Expenses
Operating expenses by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2024	2023	$	%
Operating expenses
Employment expenses	$432,587	$404,742	$27,845	6.9%
Distribution and other asset-based expenses	96,223	96,802	(579)	(0.6)%
Other operating expenses	127,526	125,871	1,655	1.3%
Other operating expenses of CIP	6,987	4,224	2,763	65.4%
Change in fair value of contingent consideration	(5,608)	(5,510)	(98)	1.8%
Restructuring expense	1,487	824	663	80.5%
Depreciation expense	8,958	5,804	3,154	54.3%
Amortization expense	56,299	61,027	(4,728)	(7.7)%
Total operating expenses	$724,459	$693,784	$30,675	4.4%
Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $432.6 million increased $27.8 million, or 6.9%, from the prior year primarily due to an increase in profit- and sales-based compensation and the addition of AlphaSimplex in April 2023.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses remained consistent during the year ended December 31, 2024 compared to the prior year.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, software application and development expenses, professional fees, travel and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses remained consistent during the year ended December 31, 2024 compared to the prior year.

Other Operating Expenses of CIP
Other operating expenses of CIP of $7.0 million increased $2.8 million, or 65.4%, from the prior year primarily due to costs incurred related to the refinancing of three CLOs and issuance of one CLO in the current year.

Change in Fair Value of Contingent Consideration
Contingent consideration related to the Company's acquisitions are fair valued on each reporting date incorporating changes in various estimates, including underlying performance estimates, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The change in fair value of contingent consideration for the year ended December 31, 2024 was primarily attributable to changes in underlying performance estimates.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense increased $3.2 million, or 54.3%, for the year ended December 31, 2024 compared to the prior year primarily due to the acceleration of depreciation on leasehold improvements associated with a terminated lease in the current year period, as well as software and equipment purchases and depreciation expense associated with new office space.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense decreased $4.7 million, or 7.7%, for the year ended December 31, 2024 compared to the prior year, primarily due to intangible assets becoming fully amortized during the current year partially offset by the addition of intangible assets related to the AlphaSimplex acquisition in the second quarter of the prior year.

Other Income (Expense), net
Other Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2024	2023	$	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$3,914	$6,525	$(2,611)	(40.0)%
Realized and unrealized gain (loss) of CIP, net	(14,460)	(2,404)	(12,056)	501.5%
Other income (expense), net	2,036	(440)	2,476	(562.7)%
Total Other Income (Expense), net	$(8,510)	$3,681	$(12,191)	(331.2)%
Realized and Unrealized Gain (Loss) on Investments, net
Realized and unrealized gain (loss) on investments, net changed during the year ended December 31, 2024 by $2.6 million as compared to the prior year. The realized and unrealized gains and losses reflect changes in overall market conditions for the year.

Realized and Unrealized Gain (Loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed $12.1 million compared to the prior year primarily due to changes in net unrealized and realized losses of $38.0 million, due to changes in market values of leveraged loans partially offset by unrealized gains of $25.9 million related to the value of the notes payable.

Other Income (Expense), net
Other income (expense), net changed by $2.5 million during the year ended December 31, 2024 compared to the prior year primarily due to changes in the gains and losses on our equity method investments.

Interest Income (Expense), net
Interest Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2024	2023	$	%
Interest Income (Expense)
Interest expense	$(22,132)	$(23,431)	$1,299	(5.5)%
Interest and dividend income	12,488	12,458	30	0.2%
Interest and dividend income of investments of CIP	204,732	197,707	7,025	3.6%
Interest expense of CIP	(161,192)	(155,335)	(5,857)	3.8%
Total Interest Income (Expense), net	$33,896	$31,399	$2,497	8.0%
Interest Expense
Interest expense decreased $1.3 million, or 5.5%, for the year ended December 31, 2024, compared to the prior year primarily due to lower average debt outstanding during the current year.

Interest and Dividend Income
Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income remained consistent during the year ended December 31, 2024 compared to the prior year.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP increased $7.0 million, or 3.6%, compared to the prior year. The increase is primarily attributable to the addition of a new CLO in the third quarter of 2023 and fourth quarter of 2024, respectively, and higher average interest rates during the current year.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP increased by $5.9 million, or 3.8%, compared to the prior year. The increase is primarily attributable to the addition of new CLOs in the third quarter of 2023 and fourth quarter of 2024.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 26.7% and 24.2% for 2024 and 2023, respectively. The higher estimated effective tax rate for 2024 was primarily due to a change in valuation allowances associated with realized losses on the Company's investments as well as lower excess tax benefits associated with stock-based compensation.

Effects of Inflation
Inflationary pressures can result in increases to our costs, especially to the extent that large expense components such as service provider, data and compensation are impacted. To the degree that these expense increases are not recoverable or cannot be counterbalanced through pricing increases due to the competitive environment, our profitability could be negatively impacted. In addition, the value of the assets that we manage may be negatively impacted if inflationary expectations result in a rising interest rate environment. Declines in the values of these assets under management could lead to reduced revenues as management fees are generally earned as a percentage of assets under management.

Liquidity and Capital Resources
Certain Financial Data
The following tables summarize certain financial data relating to our liquidity and capital resources:

	December 31,		Change
(in thousands)	2024	2023	$	%
Balance Sheet Data
Cash and cash equivalents	$265,888	$239,602	$26,286	11.0%
Investments	119,216	132,696	(13,480)	(10.2)%
Contingent consideration	63,505	90,938	(27,433)	(30.2)%
Debt	232,130	253,412	(21,282)	(8.4)%
Redeemable noncontrolling interests	107,282	104,869	2,413	2.3%
Total equity	901,636	868,289	33,347	3.8%

	Years Ended December 31,		Change
(in thousands) provided by (used in)	2024	2023	$	%
Cash Flow Data
Operating activities	$1,755	$237,157	$(235,402)	(99.3)%
Investing activities	(16,951)	(129,732)	112,781	(86.9)%
Financing activities	74,947	(356,113)	431,060	(121.0)%
Overview
At December 31, 2024, we had $265.9 million of cash and cash equivalents and $119.2 million of investments, which included $83.8 million of investment securities, compared to $239.6 million of cash and cash equivalents and $132.7 million of investments, which included $97.3 million of investment securities, at December 31, 2023.

Uses of Capital
Our operating expenses consist of employee compensation and related benefit costs and other operating expenses, which primarily consist of costs related to distribution, investment research and data, occupancy, software application and development and professional fees, as well as interest on our indebtedness and income taxes. Annual incentive compensation, our largest annual operating cash expenditure, is paid in the first quarter of the year. In 2024 and 2023, we paid approximately $146.1 million and $142.1 million, respectively, in incentive compensation earned during the years ended December 31, 2023 and 2022, respectively.

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

Capital and Reserve Requirements
Certain of our subsidiaries are registered with the SEC, Central Bank of Ireland, Financial Conduct Authority or other regulators that subject them to certain rules regarding minimum net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, or interruption of our business. At December 31, 2024, our broker-dealer net capital was significantly greater than the required minimum.

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

Operating Cash Flow
Net cash provided by operating activities of $1.8 million for 2024 decreased by $235.4 million from cash flows provided by operating activities of $237.2 million in 2023 primarily due to an increase of $270.7 million in net purchases of investments of CIP in the current year period, partially offset by a $26.1 million increase in net sales of investments in the current year.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $17.0 million for 2024 decreased by $112.8 million from net cash used in investing activities of $129.7 million in 2023 primarily due to the AlphaSimplex acquisition in the prior year.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and purchases and sales of noncontrolling interests. Net cash provided by financing activities of $74.9 million in 2024 changed by $431.1 million from net cash used in financing activities of $356.1 million in the prior year primarily due to a $433.5 million increase in net borrowings of CIP attributable to the refinancing of two CLOs and the launch of a new CLO in the current year.

Credit Agreement
The Company's credit agreement (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. The Company repaid $22.8 million outstanding under the Term Loan during 2024 and had $236.1 million outstanding under the Term Loan at December 31, 2024. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Consolidated Balance Sheet net of related debt issuance costs, which were $3.9 million as of December 31, 2024.

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

We evaluate any variable interest entities ("VIEs") in which we have a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (ii) where, as a group, the holders of the equity investment at risk do not possess: (x) the power through voting or similar rights to direct the activities that most significantly impact the entity's economic performance; (y) the obligation to absorb expected losses or the right to receive expected residual returns of the entity; or (z) proportionate voting and economic interests and where substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is consolidated by its primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

Noncontrolling interests - Investment Manager
Noncontrolling interests - Investment Manager represents the minority interests of a majority owned consolidated investment management subsidiary. These minority interests are subject to holder put rights and Company call rights at pre-established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals or upon certain conditions, such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing equity of the investment management subsidiary, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. The minority interests in the investment management subsidiary are recorded at estimated redemption value within redeemable noncontrolling interests on the Company's Condensed Consolidated Balance Sheets, and any changes in the estimated redemption value are recorded on the Condensed Consolidated Statements of Operations within noncontrolling interests.

Goodwill
As of December 31, 2024, the carrying value of goodwill was $397.1 million. Goodwill represents the excess of the acquisition purchase price over the fair value of identified net assets and liabilities acquired. We have one reporting unit for purposes of assessing the carrying value of goodwill. Goodwill impairment testing is performed at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that the carrying value of the reporting unit is less than the fair value, a second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We completed our annual goodwill impairment assessment as of October 31, 2024, and no impairment was identified. For purposes of this assessment, we considered various qualitative factors including, but not limited to, certain indicators of fair value (e.g., market capitalization and market multiplies for asset managers) and determined that it was more likely than not that the fair value of our reporting unit was greater than its carrying value. Only a significant decline in the fair value of our reporting unit would indicate that an impairment may exist.

Indefinite-Lived Intangible Assets
As of December 31, 2024, the carrying value of indefinite-lived intangible assets was $42.3 million. Indefinite-lived intangible assets comprise certain fund investment management agreements and trade names. We perform indefinite-lived intangible asset impairment tests annually, or more frequently, should circumstances change, which could reduce the fair value of indefinite-lived intangible assets below their carrying value. We completed our annual impairment assessment of these assets as of October 31, 2024, and no impairments were identified. For purposes of this assessment, we considered various qualitative factors for the investment management agreement intangible assets including, but not limited to, changes in (i) assets under management, (ii) operating margins, and (iii) net cash flows generated, and we determined that it was more likely than not that the fair value of indefinite-lived intangible assets was greater than their carrying value. Only a significant decline in the fair value of the indefinite-lived intangible assets would indicate that an impairment may exist.

Definite-Lived Intangible Assets
As of December 31, 2024, the carrying value of definite-lived intangible assets was $335.9 million. Definite-lived intangible assets comprise certain investment management agreements, trade names and non-competition agreements. We monitor the useful lives of definite-lived intangible assets and revise the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on amortization expense. All amortization expense is calculated on a straight-line basis. Impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were to determine that the carrying value of the definite-lived intangible assets was less than the sum of the undiscounted cash flows expected to result from the asset, we would quantify the impairment using a discounted cash flow model.

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

Investment Management Fees
We provide investment management services pursuant to investment management agreements through our investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund's average daily or weekly net assets and are generally calculated and received on a monthly basis. For funds managed by unaffiliated subadvisers, we record investment management fees net of the subadvisory fees since we are deemed to be an agent of the fund as it relates to the services they perform, with our performance obligation being to arrange for the provision of that service and not control the specified service before it is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2024, 2023 and 2022 were $45.4 million, $54.7 million and $77.0 million, respectively.

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

Administration & Shareholder Service Fees
We provide administrative fund services to our U.S. retail funds, ETFs and closed-end funds and shareholder services to our U.S. retail funds. Administration and shareholder services are performed over time. We earn fees for these services, which are calculated and paid monthly, based on each fund's average daily or weekly net assets. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds' service providers, tax services and treasury services. We also provide office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting.

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
Market Risk
Substantially all of our revenues are derived from investment management, distribution and service, and administration and shareholder service fees, which are all based on the market value of assets under management. Accordingly, a decline in the market value of assets under management would cause our revenues and income to decline.

We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities and our net interests in CIP. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2024
(in thousands)	Fair Value	10% Change
Investment securities - fair value (1)	$83,771	$8,377
Our net interest in CIP (2)	199,720	19,972
Total Investments subject to Market Risk	$283,491	$28,349
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

Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2024, we were exposed to interest rate risk as a result of approximately $180.1 million of investments in fixed- and floating-rate income products, which include our net interests in CIP. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments could change by an estimated $2.4 million.

At December 31, 2024, we had $236.1 million outstanding under our Term Loan. The applicable margin on amounts outstanding under the Credit Agreement is 2.25%, in the case of SOFR-based loans, and 1.25%, in the case of an alternate base rate loan. Given our borrowings are floating rate, we considered a hypothetical 100 basis point change in the base rate of our outstanding borrowings and determined that annual interest expense would change by an estimated $2.4 million, either an increase or decrease, depending on the direction of the change in the base rate.

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 15 "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

Item 9B.	Other Information.
During the three months ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act (the "2025 Proxy Statement").

We have adopted a written Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. We are committed to the highest standards of ethical and professional conduct, and the Code of Conduct provides guidance on how to uphold these standards. The Code of Conduct is available on our website at www.virtus.com, in the Investor Relations section, under the heading “Corporate Governance.” We intend to post any substantive amendments to, or waivers of, the Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer, or directors on our website.

We have adopted an insider trading policy regarding securities transactions (the "Insider Trading Policy") that applies to all directors, officers, employees, consultants, and contractors of the Company and its subsidiaries, as well as the Company itself. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of our securities, as well as the applicable rules and regulations of the New York Stock Exchange. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation.
Information required by this Item 11 is incorporated herein by reference to the 2025 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 403 of Regulation S-K is incorporated herein by reference to the 2025 Proxy Statement.

The following table sets forth information as of December 31, 2024 with respect to compensation plans under which shares of our common stock may be issued:
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	317,489	$—	828,882
Equity compensation plans not approved by security holders	—	—	—
Total	317,489	$—	828,882

(1)The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards ("RSUs")

since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards.
(2)Represents shares of our common stock issuable upon the vesting of RSUs outstanding under the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). Of the 3,825,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 132,159 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is incorporated herein by reference to the 2025 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
Information required by this Item 14 is incorporated herein by reference to the 2025 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
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
10.1+
Change in Control Agreement between George R. Aylward and the Registrant, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 of the Registrant's Amendment No. 4 to Form 10, filed December 19, 2008).

10.2+	Amended and Restated Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed May 16, 2024).
10.3+
Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of November 1, 2008 (incorporated by reference to Exhibit 10.6 of the Registrant's Amendment No. 2 to Form 10, filed November 14, 2008).

10.4+
First Amendment to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, filed May 4, 2010).

10.5+
Amendment Two to the Virtus Investment Partners, Inc. Non-Qualified Excess Investment Plan, effective as of January 1, 2024 (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K filed February 28, 2024).

10.6+
Virtus Investment Partners, Inc. Amended and Restated Executive Severance Allowance Plan, effective as of February 2, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed February 4, 2009).

10.7+
Form of Non-Qualified Stock Option Agreement under the Virtus Investment Partners, Inc. Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q, filed May 13, 2009).

10.8+
Form of Restricted Stock Unit Grant Agreement under the Virtus Investment Partners, Inc. Amended and Restated Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 9, 2023).

10.9+
Form of Performance Share Unit Grant Agreement under the Virtus Investment Partners, Inc. Amended and Restated Omnibus Incentive and Equity Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed May 9, 2023).

Exhibit Number	Exhibit Description
10.10+	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K, filed February 27, 2023).
10.11+	Offer Letter from the Registrant to Barry M. Mandinach dated April 4, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, filed May 7, 2014).
10.12+	Offer Letter from the Registrant to Richard W. Smirl dated April 7, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 6, 2021).
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

(19)	Insider Trading Policies and Procedures
19.1*	Insider Trading Policy.

(21)	Subsidiaries of the Registrant
21.1*	Virtus Investment Partners, Inc. Subsidiaries List.

(23)	Consents of Experts and Counsel
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certifications of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certifications of Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K, filed February 28, 2024).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

+    Management contract, compensatory plan or arrangement.
*    Filed herewith.
#    This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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

Dated: February 28, 2025

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2025.

/S/ TIMOTHY A. HOLT	/S/ GEORGE R. AYLWARD
Timothy A. Holt Director and Non-Executive Chairman	George R. Aylward President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER L. BAIN	/S/ SUSAN S. FLEMING
Peter L. Bain Director	Susan S. Fleming, Ph.D. Director

/S/ PAUL G. GREIG	/S/ MELODY L. JONES
Paul G. Greig Director	Melody L. Jones Director

/S/ W. HOWARD MORRIS	/S/ JOHN C. WEISENSEEL
W. Howard Morris Director	John C. Weisenseel Director

/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Virtus Investment Partners, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Virtus Investment Partners, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flow, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Contingent payment obligations related to business combinations are recorded at fair value upon acquisition and are remeasured at fair value each reporting date. During the year, the contingent payment obligations associated with the 2021 acquisitions of NFJ Investment Group (“NFJ”) and Westchester Capital Management (“Westchester”) were valued to reflect remeasurement and payments made, if applicable, and changes were recorded in the current period as a change in fair value of contingent consideration on the consolidated statements of operations. Management uses simulation models to determine the fair value of the Company's estimated contingent liability given the variable nature of the arrangements and the significant management judgments in estimating revenue growth rates, discount rates, and the market price of risk adjustment.

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

The valuations of the AllianzGI, NFJ and Westchester contingent payment obligations use unobservable inputs and reflect management’s own judgments about the assumptions market participants would use in pricing the liabilities. Auditing the estimates involved a high degree of auditor judgment and an increased extent of effort. With the assistance of our internal fair value specialists, for the fair value of the business combination contingent consideration, we evaluated management’s judgments utilized within the simulation model related to revenue growth rates, discount rates, and the market price of risk adjustment.

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

Consolidation — Consolidation of Investment Products – Refer to Notes 2 and 19 to the financial statements

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

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 28, 2025

We have served as the Company's auditor since 2018.

Virtus Investment Partners, Inc.
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$265,888	$239,602
Investments	119,216	132,696
Accounts receivable, net	117,207	109,076
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	133,694	100,732
Cash pledged or on deposit of CIP	727	680
Investments of CIP	2,270,717	2,082,713
Other assets of CIP	174,371	43,235
Furniture, equipment and leasehold improvements, net	22,718	26,216
Intangible assets, net	378,229	432,119
Goodwill	397,098	397,098
Deferred taxes, net	23,206	25,024
Operating lease right-of-use assets	57,131	63,229
Other assets	34,292	26,209
Total assets	$3,994,494	$3,678,629
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$224,501	$200,837
Accounts payable and accrued liabilities	49,492	56,047
Contingent consideration	63,505	90,938
Debt	232,130	253,412
Operating lease liabilities	70,037	78,142
Other liabilities	15,932	13,329
Liabilities of CIP
Notes payable of CIP	2,171,946	1,922,243
Securities purchased payable and other liabilities of CIP	158,033	90,523
Total liabilities	2,985,576	2,705,471
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interests	107,282	104,869
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,243,880 shares issued and 6,967,147 shares outstanding at December 31, 2024 and 12,163,228 shares issued and 7,087,728 shares outstanding at December 31, 2023, respectively	122	122
Additional paid-in capital	1,319,108	1,300,999
Retained earnings (accumulated deficit)	268,221	207,356
Accumulated other comprehensive income (loss)	(364)	(87)
Treasury stock, at cost, 5,276,733 and 5,075,500 shares at December 31, 2024 and December 31, 2023, respectively	(689,594)	(644,464)
Total equity attributable to Virtus Investment Partners, Inc.	897,493	863,926
Noncontrolling interests	4,143	4,363
Total equity	901,636	868,289
Total liabilities and equity	$3,994,494	$3,678,629
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenues
Investment management fees	$773,830	$711,475	$728,339
Distribution and service fees	54,692	56,153	67,518
Administration and shareholder service fees	74,294	73,857	85,862
Other income and fees	4,133	3,783	4,660
Total revenues	906,949	845,268	886,379
Operating Expenses
Employment expenses	432,587	404,742	371,259
Distribution and other asset-based expenses	96,223	96,802	112,612
Other operating expenses	127,526	125,871	126,178
Other operating expenses of consolidated investment products ("CIP")	6,987	4,224	4,408
Change in fair value of contingent consideration	(5,608)	(5,510)	8,020
Restructuring expense	1,487	824	4,015
Depreciation expense	8,958	5,804	3,923
Amortization expense	56,299	61,027	58,504
Total operating expenses	724,459	693,784	688,919
Operating Income (Loss)	182,490	151,484	197,460
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	3,914	6,525	(12,489)
Realized and unrealized gain (loss) of CIP, net	(14,460)	(2,404)	(39,296)
Other income (expense), net	2,036	(440)	(153)
Total other income (expense), net	(8,510)	3,681	(51,938)
Interest Income (Expense)
Interest expense	(22,132)	(23,431)	(13,173)
Interest and dividend income	12,488	12,458	4,448
Interest and dividend income of investments of CIP	204,732	197,707	107,325
Interest expense of CIP	(161,192)	(155,335)	(80,234)
Total interest income (expense), net	33,896	31,399	18,366
Income (Loss) Before Income Taxes	207,876	186,564	163,888
Income tax expense (benefit)	55,423	45,088	57,260
Net Income (Loss)	152,453	141,476	106,628
Noncontrolling interests	(30,707)	(10,855)	10,913
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$121,746	$130,621	$117,541
Earnings (Loss) per Share-Basic	$17.19	$18.02	$15.90
Earnings (Loss) per Share-Diluted	$16.89	$17.71	$15.50
Weighted Average Shares Outstanding-Basic	7,082	7,249	7,391
Weighted Average Shares Outstanding-Diluted	7,210	7,375	7,582
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net Income (Loss)	$152,453	$141,476	$106,628
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $95, $(96) and $135 for the years ended December 31, 2024, 2023 and 2022, respectively	(277)	271	(378)
Other comprehensive income (loss)	(277)	271	(378)
Comprehensive income (loss)	152,176	141,747	106,250
Comprehensive (income) loss attributable to noncontrolling interests	(30,707)	(10,855)	10,913
Comprehensive income (loss) attributable to Virtus Investment Partners, Inc.	$121,469	$130,892	$117,163

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2021	7,506,151	$119	$1,276,424	$60,962	$20	4,400,596	$(509,248)	$828,277	$8,350	$836,627	$138,965
Net income (loss)	—	—	—	117,541	—	—	—	117,541	(765)	116,776	(10,148)
Foreign currency translation adjustments, net of tax of $135	—	—	—	—	(378)	—	—	(378)	—	(378)	—
Net subscriptions (redemptions) and other	—	—	2,035	—	—	—		2,035	(1,668)	367	(15,099)
Cash dividends declared ($6.30 per common share)	—	—	—	(48,242)		—	—	(48,242)	—	(48,242)	—
Repurchase of common shares	(451,097)	—	—	—	—	451,097	(90,000)	(90,000)	—	(90,000)	—
Issuance of common shares related to employee stock transactions	126,500	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(16,830)	—	—	—	—	(16,830)	—	(16,830)	—
Stock-based compensation	—	—	24,616	—	—	—	—	24,616	—	24,616	—
Balances at December 31, 2022	7,181,554	$120	$1,286,244	$130,261	$(358)	4,851,693	$(599,248)	$817,019	$5,917	$822,936	$113,718
Net income (loss)	—	—	—	130,621	—	—	—	130,621	70	130,691	10,785
Foreign currency translation adjustments, net of tax of $(96)	—	—	—	—	271	—	—	271	—	271	—
Net subscriptions (redemptions) and other	—	—	3,188	—	—	—		3,188	(1,624)	1,564	(19,634)
Cash dividends declared ($7.10 per common share)	—	—	—	(53,526)		—	—	(53,526)	—	(53,526)	—
Repurchase of common shares	(223,807)	—	—	—	—	223,807	(45,216)	(45,216)	—	(45,216)	—
Issuance of common shares related to employee stock transactions	129,981	2	(2)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(13,774)	—	—	—	—	(13,774)	—	(13,774)	—
Stock-based compensation	—	—	25,343	—	—	—	—	25,343	—	25,343	—
Balances at December 31, 2023	7,087,728	$122	$1,300,999	$207,356	$(87)	5,075,500	$(644,464)	$863,926	$4,363	$868,289	$104,869
Net income (loss)	—	—	—	121,746	—	—	—	121,746	769	122,515	29,938
Foreign currency translation adjustments, net of tax of $95	—	—	—	—	(277)	—	—	(277)	—	(277)	—
Net subscriptions (redemptions) and other	—	—	5,249	—	—	—		5,249	(989)	4,260	(27,525)
Cash dividends declared ($8.30 per common share)	—	—	—	(60,881)	—	—	—	(60,881)	—	(60,881)	—
Repurchase of common shares	(201,233)	—	—	—	—	201,233	(45,130)	(45,130)	—	(45,130)	—
Issuance of common shares related to employee stock transactions	80,652	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(11,681)	—	—	—	—	(11,681)	—	(11,681)	—
Stock-based compensation	—	—	24,541	—	—	—	—	24,541	—	24,541	—
Balances at December 31, 2024	6,967,147	$122	$1,319,108	$268,221	$(364)	5,276,733	$(689,594)	$897,493	$4,143	$901,636	$107,282
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Cash Flow

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$152,453	$141,476	$106,628
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	69,002	70,046	68,557
Stock-based compensation	32,841	26,825	24,042
Equity in earnings of equity method investments	(2,713)	198	(187)
Realized and unrealized (gains) losses on investments, net	(2,795)	(6,132)	13,105
Distributions from equity method investments	5,387	2,327	2,244
Change in fair value of contingent consideration	(5,608)	(5,510)	8,020
Deferred taxes, net	7,120	1,394	(1,960)
Lease termination	(1,318)	—	3,222
Changes in operating assets and liabilities:
Sales (purchases) of investments, net	26,114	(16)	(9,309)
Accounts receivable, net and other assets	8,834	5,388	35,483
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(23,166)	3,863	(47,379)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	5,279	(4,664)	36,054
Purchases of investments by CIP	(1,468,615)	(1,264,708)	(939,017)
Sales of investments by CIP	1,196,438	1,263,580	820,497
Net proceeds (purchases) of short-term investments and securities sold short by CIP	49	(261)	(13)
Change in other assets and liabilities of CIP	(2,073)	1,666	6,813
Amortization of discount on notes payable of CIP	4,526	1,685	5,870
Net cash provided by (used in) operating activities	1,755	237,157	132,670
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(5,579)	(8,821)	(6,582)
Purchase of equity method investment	—	(11,645)	—
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	(11,372)	(267)	(308)
Acquisition of business, net of cash acquired of $4,395 and $8,443 for the years ended December 31, 2023 and 2022, respectively	—	(108,999)	(20,577)
Net cash provided by (used in) investing activities	(16,951)	(129,732)	(27,467)
Cash Flows from Financing Activities:
Borrowings on credit agreement	—	50,000	—
Repayments on credit agreement	(22,750)	(52,750)	(12,750)
Payment of contingent consideration	(24,234)	(27,179)	(33,036)
Repurchase of common shares	(44,868)	(45,000)	(90,000)
Common stock dividends paid	(58,123)	(52,047)	(47,254)
Taxes paid related to net share settlement of restricted stock units	(11,681)	(13,774)	(16,830)
Affiliate equity sales (purchases)	(29,015)	(20,784)	(11,089)
Net contributions from (distributions to) noncontrolling interests	32,822	6,080	(5,527)
Financing activities of CIP
Borrowings by CIP	1,016,232	269,260	306,296
Payments on borrowings by CIP	(783,436)	(469,919)	(191,867)
Net cash provided by (used in) financing activities	74,947	(356,113)	(102,057)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(456)	523	(112)
Net increase (decrease) in cash and cash equivalents	59,295	(248,165)	3,034
Cash, cash equivalents and restricted cash, beginning of year	341,014	589,179	586,145
Cash, cash equivalents and restricted cash, end of year	$400,309	$341,014	$589,179

	Years Ended December 31,
(in thousands)	2024	2023	2022
Supplemental Disclosure of Cash Flow Information
Interest paid	$20,260	$22,307	$11,134
Income taxes paid, net	56,379	31,160	74,313
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common stock dividends payable	15,676	13,467	11,850
Contingent consideration	—	—	1,200
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	(31,255)	(7,170)	(338)

	December 31,
(in thousands)	2024	2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$265,888	$239,602
Cash of consolidated investment products	133,694	100,732
Cash pledged or on deposit of consolidated investment products	727	680
Cash, cash equivalents and restricted cash at end of year	$400,309	$341,014

The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business
Virtus Investment Partners, Inc. (the "Company," "we," "us," "our" or "Virtus"), a Delaware corporation, operates in the investment management industry through its subsidiaries.

The Company provides investment management and related services to institutions and individuals. The Company's investment strategies are offered to institutional clients through institutional separate and commingled accounts, including subadvisory services to other investment advisers and Company sponsored structured products. The Company’s retail investment management services are provided to individuals through products consisting of: mutual funds registered pursuant to the Investment Company Act of 1940, as amended that include U.S. retail funds, exchange-traded funds ("ETFs"); Undertaking for Collective Investment in Transferable Securities and Qualifying Investor Funds ("global funds" and collectively with U.S. retail funds and ETFs the "open-end funds"); closed-end funds (collectively with open-end funds, the "funds"); retail separate accounts sold through intermediaries and wealth advisory services to high net worth clients through our wealth management business.

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

Certain prior period balances on the Consolidated Balance Sheets and Consolidated Statements of Cash Flow have been reclassified to conform to the current period presentation. These changes had no effect on net income, total comprehensive income, total assets, or total liabilities and equity as previously reported:
•Dividends payable has been reclassified to accounts payable and accrued liabilities;
•Operating lease right-of-use assets and Operating lease liabilities have been reclassified from other assets and other liabilities, respectively, as separate financial statement line items; and
•Certain immaterial operating cash flow line items were condensed with other operating cash flow line items

Noncontrolling Interests
Noncontrolling interests - CIP
Noncontrolling interests - CIP represent third-party investments in the Company's CIP and are classified as redeemable noncontrolling interests on the Consolidated Balance Sheets because investors in those products are able to request withdrawal at any time.

Noncontrolling interests - Investment Manager
Noncontrolling interests - Investment Manager represents the minority interests of a majority owned consolidated investment management subsidiary. See Note 18 for further discussion.

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

Segment Information
Accounting Standards Codification ("ASC") 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker ("CODM") in deciding how to allocate resources to the segment and assess its performance. The Company's Chief Executive Officer is the Company's CODM. The Company operates in one business segment, namely as an asset manager providing investment management and related services for individual and institutional clients. Although the Company provides disclosures regarding assets under management and other asset flows by product, the Company's determination that it operates in one business segment is based on the fact that the same investment professionals manage both retail and institutional products, operational resources support multiple products, such products have the same or similar regulatory framework and the Company's CODM the Company's financial performance on a consolidated level.

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

Notes to Consolidated Financial Statements—(Continued)

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of business combinations over the identified assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized. The Company has a single reporting unit for the purpose of assessing potential impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company's business. The Company follows Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment, which provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company's 2024 and 2023 annual goodwill impairment analysis did not result in any impairment charges.

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

Indefinite-lived intangible assets are comprised of certain trade names and fund investment management agreements. These assets are tested for impairment annually or when events or changes in circumstances indicate the assets might be impaired. The Company follows ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The Company's 2024 and 2023 annual indefinite-lived intangible assets impairment analysis did not result in any impairment charges.

Contingent Consideration
The Company periodically enters into contingent payment arrangements in connection with its business combinations or asset purchases. In contingent payment arrangements, the Company agrees to pay additional transaction consideration to the seller based on future performance. The Company estimates the value of future payments of these potential future obligations at the time a business combination or asset purchase is consummated. Liabilities under contingent payment arrangements are recorded within contingent consideration on the Consolidated Balance Sheets.

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

Contingent payment obligations related to asset purchases, if estimable and probable of payment, are initially

Notes to Consolidated Financial Statements—(Continued)

recorded at their estimated value and reviewed every reporting period for changes. Any changes to the estimated value are recorded as an update of the initial acquisition cost of the asset with a corresponding change to the estimated contingent payment obligation on the Consolidated Balance Sheets.

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

Investment Management Fees
The Company provides investment management services pursuant to investment management agreements through its investment advisers. Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund's average daily or weekly net assets and are generally calculated and received on a monthly basis. For funds managed by unaffiliated subadvisors, the Company records fees net of the subadvisory fees, as the Company is deemed to be the agent as it relates to the services performed by unaffiliated subadvisers, with the Company's performance obligation being to arrange for the provision of that service and not control the specified service before it is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2024, 2023 and 2022 were $45.4 million, $54.7 million and $77.0 million, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

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

Other Income and Fees
Other income and fees primarily represent fees related to other fee earning assets and marketing fees earned on certain ETFs.

Stock-based Compensation
The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant.

Restricted stock units ("RSUs") are stock awards that entitle the holder to receive shares of the Company's common stock as the award vests over time or when certain performance metrics are achieved. The fair value of each RSU award is based on the fair market value price on the date of grant unless it contains a performance metric that is considered a "market condition." Compensation expense for RSU awards is recognized ratably over the vesting period on a straight-line basis. The value of RSUs that contain a performance metric ("PSUs") is determined based on (i) the intrinsic value method for awards that contain a performance metric that represent a "performance condition" in accordance with ASC 718 and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grand and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

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

Recent Accounting Pronouncements
New Accounting Standards Implemented
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This standard updates reportable segment disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and provides new segment disclosure requirements for entities with a single reportable segment. This standard is effective for annual filings of fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, with the amendments to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard in this annual filing. See Note 17 for a discussion of the Company's segment information.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard in this annual filing. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires enhanced disclosures of certain expense captions presented on the face of the Consolidated Income Statement. This standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted with amendments to be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

3. Revenues
Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Investment management fees
Open-end funds	$317,990	$305,238	$335,585
Closed-end funds	59,184	58,136	63,841
Retail separate accounts	209,467	171,357	171,509
Institutional accounts	187,189	176,744	157,404
Total investment management fees	$773,830	$711,475	$728,339
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

5. Goodwill and Other Intangible Assets
Activity in goodwill was as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Balance, beginning of period	$397,098	$348,836
Acquisitions	—	48,262
Balance, end of period	$397,098	$397,098
Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances of December 31, 2022	$756,028	$(355,807)	$400,221	$42,298	$442,519
Additions	55,400	—	55,400	—	55,400
Adjustments	(4,773)	—	(4,773)	—	(4,773)
Intangible amortization	—	(61,027)	(61,027)	—	(61,027)
Balances of December 31, 2023	806,655	(416,834)	389,821	42,298	432,119
Adjustments	2,409	—	2,409	—	2,409
Intangible amortization	—	(56,299)	(56,299)	—	(56,299)
Balances of December 31, 2024	$809,064	$(473,133)	$335,931	$42,298	$378,229

Notes to Consolidated Financial Statements—(Continued)

Definite-lived intangible asset amortization for the next five and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
2025	$51,777
2026	50,797
2027	47,695
2028	42,033
2029	36,440
2030 and thereafter	107,189
Total	$335,931
At December 31, 2024, the weighted average estimated remaining amortization period for definite-lived intangible assets was 7.5 years.

6. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of CIP discussed in Note 19, at December 31, 2024 and 2023, were as follows:

	December 31,
(in thousands)	2024	2023
Investment securities - fair value	$83,771	$97,304
Equity method investments (1)	20,286	22,710
Nonqualified retirement plan assets	15,159	12,682
Total investments	$119,216	$132,696
(1)The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - Fair Value
Investment securities - fair value consist of investments in the Company's sponsored funds and separately managed accounts. The composition of the Company's investment securities - fair value was as follows:

	December 31, 2024		December 31, 2023
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value:
Sponsored funds	$63,220	$63,296	$80,794	$77,433
Equity securities	17,406	19,019	16,353	19,871
Debt securities	1,457	1,456	—	—
Total investment securities - fair value	$82,083	$83,771	$97,147	$97,304

For the years ended December 31, 2024, 2023 and 2022, the Company recognized net realized gains of $3.8 million and $2.1 million, and a net realized loss of $1.4 million, respectively, related to its investment securities - fair value.

Equity Method Investments
The Company's equity method investments primarily consist of a minority investment in an investment manager and an investment in a limited partnership. For the years ended December 31, 2024, 2023 and 2022, distributions from equity method investments were $5.4 million, $2.3 million and $2.2 million, respectively. The remaining capital commitment for one of the Company's equity method investments at December 31, 2024 was $0.2 million.

Nonqualified Retirement Plan Assets
The Company's Excess Incentive Plan allows certain employees to voluntarily defer compensation. The Company

Notes to Consolidated Financial Statements—(Continued)

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

7. Fair Value Measurements
The Company's assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 19, as of December 31, 2024 and 2023 by fair value hierarchy level were as follows:

December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$225,736	$—	$—	$225,736
Investment securities - fair value
Sponsored funds	63,296	—	—	63,296
Equity securities	19,019	—	—	19,019
Debt securities	—	1,456	—	1,456
Nonqualified retirement plan assets	15,159	—	—	15,159
Total assets measured at fair value	$323,210	1,456	$—	$324,666

Liabilities
Contingent consideration	$—	$—	$36,100	$36,100
Total liabilities measured at fair value	$—	$—	$36,100	$36,100

December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$197,240	$—	$—	$197,240
Investment securities - fair value
Sponsored funds	77,433	—	—	77,433
Equity securities	19,871	—	—	19,871
Nonqualified retirement plan assets	12,682	—	—	12,682
Total assets measured at fair value	$307,226	$—	$—	$307,226

Liabilities
Contingent consideration	$—	$—	$56,200	$56,200
Total liabilities measured at fair value	$—	$—	$56,200	$56,200
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

Notes to Consolidated Financial Statements—(Continued)

price on the exchange on which they are traded and are categorized as Level 1.

Equity securities represent securities traded on active markets, are valued at the official closing price (typically the last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.

Debt securities Debt securities represent investments in corporate and government bonds. The fair values of corporate and government bonds traded on active markets are valued at the official closing price on the exchange on which the securities are primarily traded and are categorized as Level 1. Debt securities for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service, are categorized as Level 2.

Nonqualified retirement plan assets represent mutual funds within the Company's nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Contingent consideration represents liabilities associated with contingent payment arrangements made in connection with the Company's business combinations. In these contingent payment arrangements, the Company agrees to pay additional transaction consideration to the seller based on future performance. Contingent consideration is remeasured at fair value each reporting date using a simulation model with the assistance of an independent valuation firm and approved by management and are categorized as Level 3.

The following table presents a reconciliation of beginning and ending balances of the Company's contingent consideration liabilities:

(in thousands)	2024	2023
Contingent consideration, beginning of year	$56,200	$78,100
Reduction for payments made	(14,492)	(16,390)
Increase (reduction) of liability related to re-measurement of fair value	(5,608)	(5,510)
Contingent consideration, end of year	$36,100	$56,200
The contingent consideration related to the Westchester Capital Management transaction as of December 31, 2024 was $1.9 million, measured using an options pricing model valuation technique. The most significant unobservable inputs used relate to revenue growth rates, discount rates (range of 6.3% - 6.4%) and the market price of risk adjustment (7.3%). The NFJ Investment Group contingent consideration liability as of December 31, 2024 was $34.2 million, measured using an options pricing model valuation technique. The most significant unobservable inputs used relate to the revenue growth rates, discount rates (range of 6.3% - 6.4%) and the market price of risk adjustment (6.5%).

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

8. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net were as follows:

	December 31,
(in thousands)	2024	2023
Leasehold improvements	$27,321	$26,710
Furniture and office equipment	17,150	15,459
Computer equipment and software	8,101	6,671
Subtotal	52,572	48,840
Accumulated depreciation and amortization	(29,854)	(22,624)
Furniture, equipment and leasehold improvements, net	$22,718	$26,216

Notes to Consolidated Financial Statements—(Continued)

9. Leases
All of the Company's leases qualify as operating leases and consist primarily of leases for office facilities, which have remaining initial lease terms ranging from 0.1 to 13.6 years and a weighted average remaining lease term of 11.3 years. The Company has options to renew certain of its leases for periods ranging from 3.0 to 10.0 years, depending on the lease. None of the Company's renewal options were considered reasonably assured of being exercised and, therefore, were excluded from the initial lease term used to determine the Company's right-of-use asset and lease liability. The Company's right-of-use asset and lease liability on the Consolidated Balance Sheets at December 31, 2024 were $57.1 million and $70.0 million, respectively. The weighted average discount rate used to measure the Company's lease liability was 6.8% at December 31, 2024.

Lease expense totaled $15.1 million, $14.7 million and $14.0 million for fiscal years 2024, 2023 and 2022, respectively. Cash payments relating to operating leases during 2024 were $25.7 million.

Lease liability maturities as of December 31, 2024 were as follows:

Fiscal Year	Amount (in thousands)
2025	$12,187
2026	9,324
2027	8,582
2028	6,399
2029	8,373
Thereafter	61,625
Total lease payments	106,490
Less: Imputed interest	36,453
Present value of lease liabilities	$70,037

10. Income Taxes
The components of the provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$37,536	$33,523	$40,113
State	10,767	10,171	19,107
Total current tax expense (benefit)	48,303	43,694	59,220
Deferred
Federal	5,164	789	(1,506)
State	1,956	605	(454)
Total deferred tax expense (benefit)	7,120	1,394	(1,960)
Total expense (benefit) for income taxes	$55,423	$45,088	$57,260

Notes to Consolidated Financial Statements—(Continued)

The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized on the Consolidated Statements of Operations for the years indicated:

	Years Ended December 31,
(in thousands)	2024		2023		2022
Tax at statutory rate	$43,654	21%	$39,178	21%	$34,416	21%
State taxes, net of federal benefit	10,040	5%	9,240	5%	14,736	9%
Excess tax benefits related to share-based compensation	(220)	—%	(1,767)	(1)%	(2,792)	(1)%
Nondeductible compensation	2,246	1%	2,106	1%	2,356	1%
Effect of net (income) loss attributable to noncontrolling interests	(2,348)	(1)%	(2,299)	(1)%	(1,435)	(1)%
Change in valuation allowance	73	—%	(1,547)	(1)%	9,596	6%
Other, net	1,978	1%	177	—%	383	—%
Income tax expense (benefit)	$55,423	27%	$45,088	24%	$57,260	35%
The provision for income taxes reflects U.S. federal, state and local taxes at an effective tax rate of 27%, 24% and 35% for the years ended December 31, 2024, 2023 and 2022, respectively. The Company's tax position for the years ended December 31, 2024, 2023 and 2022 was impacted by changes in the valuation allowance related to the unrealized and realized gains and losses on the Company's investments.

Deferred taxes resulted from temporary differences between the amounts reported on the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Intangible assets	$18,809	$19,206
Net operating losses	9,180	10,754
Compensation accruals	17,173	19,614
Lease liability	17,698	19,009
Investment in sponsored products	8,801	11,643
Capital losses	7,748	6,139
Investment in partnerships	8,058	2,188
Gross deferred tax assets	87,467	88,553
Valuation allowance	(16,612)	(16,539)
Gross deferred tax assets after valuation allowance	70,855	72,014
Deferred tax liabilities:
Intangible assets	(29,642)	(26,746)
Right of use asset	(14,406)	(15,677)
Fixed assets	(3,042)	(4,197)
Other	(559)	(370)
Gross deferred tax liabilities	(47,649)	(46,990)
Deferred tax assets, net	$23,206	$25,024
At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of its deferred tax assets. The Company maintained a valuation allowance in the amount of $16.6 million and $16.5 million at December 31, 2024 and 2023, respectively, relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets.

As of December 31, 2024, the Company had net operating loss carry-forwards for federal income tax purposes

Notes to Consolidated Financial Statements—(Continued)

represented by a $5.2 million deferred tax asset. The related federal net operating loss carry-forwards are scheduled to begin to expire in the year 2031. As of December 31, 2024, the Company had state net operating loss carry-forwards, varying by subsidiary and jurisdiction, represented by a $3.9 million deferred tax asset. Certain state net operating loss carry-forwards are scheduled to begin to expire in 2025.

Internal Revenue Code Section 382 ("Section 382") limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation's stock involving a 50-percentage point increase in ownership by 5% or larger stockholders. At December 31, 2024, the Company had pre-change losses represented by deferred tax assets totaling $5.7 million that are subject to Section 382 limits. The utilization of these assets is subject to an annual limitation of $1.1 million.

Activity in unrecognized tax benefits were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Balance, beginning of year	$856	$856	$1,235
Decrease related to tax positions taken in prior years	(214)	(214)	(593)
Increase related to positions taken in the current year	214	214	214
Balance, end of year	$856	$856	$856
If recognized, $0.7 million of the $0.9 million gross unrecognized tax benefit balance at December 31, 2024 would favorably impact the Company's effective income tax rate. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

The Company recognizes interest and penalties related to income tax matters within income tax expense. The Company recorded no interest or penalties related to unrecognized tax benefits at December 31, 2024, 2023 and 2022.

The earliest federal tax year that remains open for examination is 2021. The earliest open years in the Company's major state tax jurisdictions are 2010 for Connecticut and 2021 for all of the Company's remaining state tax jurisdictions.

11. Debt
Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. The Company repaid $22.8 million outstanding under the Term Loan in 2024 and had $236.1 million outstanding at December 31, 2024 under the Term Loan. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Consolidated Balance Sheet net of related debt issuance costs, which were $3.9 million as of December 31, 2024.

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

Notes to Consolidated Financial Statements—(Continued)

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

Future minimum Term Loan payments (exclusive of any mandatory excess cash-flow repayments) as of December 31, 2024 were as follows:

Fiscal Year	Amount (in thousands)
2025	$2,750
2026	2,750
2027	2,750
2028	227,813
$236,063

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

Notes to Consolidated Financial Statements—(Continued)

13. Equity Transactions
Dividends
During the first and second quarters of the year ended December 31, 2024, the Board of Directors declared quarterly cash dividends on the Company's common stock of $1.90 each. During the third and fourth quarters of the year ended December 31, 2024, the Board of Directors declared quarterly cash dividends on the Company's common stock of $2.25 each. Total dividends declared on the Company's common stock were $60.9 million for the year ended December 31, 2024.

At December 31, 2024, $20.0 million was included as dividends payable in liabilities on the Consolidated Balance Sheet representing the fourth quarter dividends to be paid on February 12, 2025 for common stock shareholders of record as of January 31, 2024.

On February 26, 2025, the Company declared a quarterly cash dividend of $2.25 per common share to be paid on May 14, 2025 to shareholders of record at the close of business on April 30, 2025.

Common Stock Repurchases
During the year ended December 31, 2024, the Company repurchased 201,233 common shares at a weighted average price of $222.94 per share, for a total cost, including fees and expenses, of $45.1 million under its share repurchase program. As of December 31, 2024, 403,312 shares remain available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

14. Retirement Savings Plan
The Company sponsors a defined contribution 401(k) retirement plan (the "401(k) Plan") covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches employees' contributions at a rate of 100% of employees' contributions up to the first 5.0% of the employees' compensation contributed to the 401(k) Plan. The Company's matching contributions were $8.7 million, $8.3 million and $7.4 million in 2024, 2023 and 2022, respectively.

15. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock, may be granted to officers, employees and directors of the Company pursuant to the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At December 31, 2024, 828,882 shares of common stock remain available for issuance of the 3,825,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Stock-based compensation expense	$32,841	$26,825	$24,042
Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

Notes to Consolidated Financial Statements—(Continued)

RSU activity, inclusive of PSUs, for the year ended December 31, 2024 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	344,717	$204.48
Granted	128,375	$234.57
Forfeited	(27,210)	$194.76
Settled	(128,393)	$233.20
Outstanding at December 31, 2024	317,489	$205.86
The grant-date intrinsic value of RSUs granted during the year ended December 31, 2024 was $30.1 million.

	Years Ended December 31,
(in millions, except per share values)	2024	2023	2022
Weighted-average grant-date fair value per share	$234.57	$160.74	$194.46
Fair value of RSUs vested	$29.9	$24.8	$23.8
For the years ended December 31, 2024, 2023 and 2022, a total of 50,910, 79,516 and 79,471 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations and for which the Company paid $11.7 million, $13.8 million and $16.8 million, respectively, in minimum employee tax withholding obligations. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the years ended December 31, 2024 and 2023, the Company granted 29,276 and 44,583 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of December 31, 2024 and 2023, unamortized stock-based compensation expense for unvested RSUs and PSUs was $27.9 million and $30.3 million, respectively, with a weighted average remaining contractual life of 1.1 years and 1.1 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2024, 2023 and 2022.

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

Notes to Consolidated Financial Statements—(Continued)

16. Earnings (Loss) Per Share
The computation of basic and diluted EPS is as follows:

	Years Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Net Income (Loss)	$152,453	$141,476	$106,628
Noncontrolling interests	(30,707)	(10,855)	10,913
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$121,746	$130,621	$117,541
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	7,082	7,249	7,391
Plus: Incremental shares from assumed conversion of dilutive instruments	128	126	191
Diluted: Weighted-average number of shares outstanding	7,210	7,375	7,582
Earnings (Loss) per Share—Basic	$17.19	$18.02	$15.90
Earnings (Loss) per Share—Diluted	$16.89	$17.71	$15.50
The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Years Ended Years Ended December 31,
(in thousands)	2024	2023	2022
Restricted stock units and stock options	1	2	33
Total anti-dilutive securities	1	2	33

17. Segments
ASC 280 establishes disclosure requirements relating to operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the CODM in deciding how to allocate resources to the segment and assess its performance. The Company's Chief Executive Officer is the Company's CODM. The Company operates in one business segment, namely as an asset manager providing investment management and related services for individual and institutional clients. Although the Company provides disclosures regarding assets under management and other asset flows by product, the Company's determination that it operates in one business segment is based on the fact that the same investment professionals manage both retail and institutional products, operational resources support multiple products, such products have the same or similar regulatory framework and the Company's CODM reviews the Company's financial performance on a consolidated level.

The key GAAP measure of segment profit or loss that the CODM uses to evaluate the Company’s financial performance and allocate resources of the Company is net income, as reported on the Company’s Consolidated Statements of Operations. In addition, the CODM uses net income in deciding whether to reinvest profits or allocate profits to other uses of capital, such as for acquisitions or to pay dividends. All expense categories on the Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. Assets provided to the CODM are consistent with those reported on the Consolidated Balance Sheets.

18. Redeemable Noncontrolling Interests
Redeemable noncontrolling interests
Minority interests held in a majority-owned investment management subsidiary are subject to holder put rights and Company call rights at pre-established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals or upon certain conditions, such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing equity of the investment management subsidiary, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. The minority interests in the investment management subsidiary are recorded at estimated redemption value within redeemable noncontrolling interests on the Company's Condensed Consolidated Balance

Notes to Consolidated Financial Statements—(Continued)

Sheets, and any changes in the estimated redemption value are recorded on the Condensed Consolidated Statements of Operations within noncontrolling interests.

Redeemable noncontrolling interests for the year ended December 31, 2024 included the following amounts:

(in thousands)	CIP	Noncontrolling Interests - Investment Manager	Total
Balance at December 31, 2023	$30,643	$74,226	$104,869
Net income (loss) attributable to noncontrolling interests	3,267	6,991	10,258
Changes in redemption value (1)	—	19,680	19,680
Total net income (loss) attributable to noncontrolling interests	3,267	26,671	29,938
Affiliate equity sales (purchases)	—	(29,015)	(29,015)
Net subscriptions (redemptions) and other	11,757	(10,267)	1,490
Balance at December 31, 2024	$45,667	$61,615	$107,282
(1)Relates to noncontrolling interests redeemable at other than fair value.

Equity awards of majority-owned investment management subsidiary
The Company also issues equity-based profit-interest awards of the investment manager to certain of its employees, with certain awards having up to a three-year vesting period when issued. These profit-interest awards are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization, with certain awards also subject to pre-established thresholds. The profit-interest awards are accounted for as cash settled liability awards under ASC 718, with changes in value at each reporting date recognized as compensation expense over the requisite service period if any, in the Company’s Consolidated Statements of Operations. The awards are classified as a liability within accrued compensation and benefits on the Consolidated Balance Sheets until the award is settled. Additionally, these profit-interest awards have a right to participate in distributions of the affiliate which are recorded as compensation expense in the Company’s Consolidated Statements of Operations.

Accrued compensation associated with these awards was $19.4 million and $8.2 million at December 31, 2024 and 2023, respectively. Compensation expense related to these awards totaled $8.2 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Consolidated Balance Sheets as of December 31, 2024 and 2023:

	As of December 31,
	2024			2023
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	GFs		CLOs	GFs
Cash and cash equivalents	$5,179	$125,995	$3,247	$1,223	$98,101	$2,088
Investments	40,678	2,141,626	88,413	30,985	1,972,342	79,386
Other assets	403	172,707	1,261	174	41,985	1,076
Notes payable	—	(2,171,946)	—	—	(1,922,243)	—
Securities purchased payable and other liabilities	(4,271)	(151,922)	(1,840)	(740)	(89,167)	(616)
Noncontrolling interests	(12,452)	(4,143)	(33,215)	(7,316)	(4,363)	(23,327)
Net interests in CIP	$29,537	$112,317	$57,866	$24,326	$96,655	$58,607
Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included. At December 31, 2024, the Company consolidated seven CLOs. The financial information of CLOs is included on the Company's consolidated financial statements on a one-month lag based upon the availability of their financial information.

Investments of CLOs
The CLOs held investments of $2.1 billion at December 31, 2024, consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2025 and 2033 and generally pay interest at SOFR plus a spread.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.4 billion at December 31, 2024, consisting of senior secured floating rate notes payable with a par value of $2.2 billion and subordinated notes with a par value of $244.9 million. These note obligations bear interest at variable rates based on SOFR plus a pre-defined spread.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at December 31, 2024, as shown in the table below:

(in thousands)
Subordinated notes	$111,079
Accrued investment management fees	1,238
Total Beneficial Interests	$112,317

Notes to Consolidated Financial Statements—(Continued)

The following table represents income and expenses of the consolidated CLOs included on the Company's Consolidated Statements of Operations for the period indicated:

Year Ended
December 31, 2024
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(16,450)
Interest income	197,314
Total Income	$180,864

Expenses:
Other operating expenses	$6,178
Interest expense	161,192
Total Expense	167,370
Noncontrolling interests	(769)
Net Income (loss) attributable to CLOs	$12,725

The following table represents the Company's own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Year Ended
December 31, 2024
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$3,824
Investment management fees	8,901
Total Economic Interests	$12,725

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of December 31, 2024 and 2023 by fair value hierarchy level were as follows:

As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$127,695	$—	$—	$127,695
Debt investments	—	2,239,924	6,676	2,246,600
Equity investments	22,993	111	1,013	24,117
Total assets measured at fair value	$150,688	$2,240,035	$7,689	$2,398,412
Liabilities
Notes payable	$—	$2,171,946	$—	$2,171,946
Short sales	356	—	—	356
Total liabilities measured at fair value	$356	$2,171,946	$—	$2,172,302

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$98,101	$—	$—	$98,101
Debt investments	241	2,012,760	36,616	2,049,617
Equity investments	32,642	8	446	33,096
Total assets measured at fair value	$130,984	$2,012,768	$37,062	$2,180,814
Liabilities
Notes payable	$—	$1,922,243	$—	$1,922,243
Short sales	518	—	—	518
Total liabilities measured at fair value	$518	$1,922,243	$—	$1,922,761
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

The securities purchased payable at December 31, 2024 and 2023 approximated fair value due to the short-term nature of the instruments.

Notes to Consolidated Financial Statements—(Continued)

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Year Ended December 31,
(in thousands)	2024	2023
Level 3 Investments of CIP (1)
Balance at beginning of period	$37,062	$43,581
Purchases	2,062	6,213
Sales	(43,179)	(21,784)
Realized and unrealized gains (losses), net	459	(791)
Transfers to Level 2	(120,916)	(120,536)
Transfers from Level 2	132,201	130,379
Balance at end of period	$7,689	$37,062

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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At December 31, 2024, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $27.0 million.