Form 10-Q
period 2025-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2025-05-09
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 6,911,164 as of April 25, 2025.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$135,380	$265,888
Investments	119,942	119,216
Accounts receivable, net	112,875	117,207
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	83,474	133,694
Cash pledged or on deposit of CIP	732	727
Investments of CIP	2,277,633	2,270,717
Other assets of CIP	56,981	174,371
Furniture, equipment and leasehold improvements, net	23,591	22,718
Operating lease right-of-use assets	57,499	57,131
Intangible assets, net	365,285	378,229
Goodwill	397,098	397,098
Deferred taxes, net	21,871	23,206
Other assets	35,328	34,292
Total assets	$3,687,689	$3,994,494
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$92,988	$224,501
Accounts payable and accrued liabilities	56,699	49,492
Contingent consideration	40,365	63,505
Debt	231,705	232,130
Operating lease liabilities	72,120	70,037
Other liabilities	17,968	15,932
Liabilities of CIP
Notes payable of CIP	2,037,390	2,171,946
Securities purchased payable and other liabilities of CIP	121,627	158,033
Total liabilities	2,670,862	2,985,576
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interests	120,579	107,282
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,298,949 shares issued and 6,911,016 shares outstanding at March 31, 2025; and 12,243,880 shares issued and 6,967,147 shares outstanding at December 31, 2024	123	122
Additional paid-in capital	1,322,280	1,319,108
Retained earnings (accumulated deficit)	280,979	268,221
Accumulated other comprehensive income (loss)	(72)	(364)
Treasury stock, at cost, 5,387,933 and 5,276,733 shares at March 31, 2025 and December 31, 2024, respectively	(709,594)	(689,594)
Total equity attributable to Virtus Investment Partners, Inc.	893,716	897,493
Noncontrolling interests	2,532	4,143
Total equity	896,248	901,636
Total liabilities and equity	$3,687,689	$3,994,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenues
Investment management fees	$186,091	$188,360
Distribution and service fees	12,753	14,030
Administration and shareholder service fees	18,007	18,678
Other income and fees	1,081	974
Total revenues	217,932	222,042
Operating Expenses
Employment expenses	109,093	115,163
Distribution and other asset-based expenses	22,896	24,348
Other operating expenses	33,059	31,375
Other operating expenses of consolidated investment products ("CIP")	1,000	690
Restructuring expense	—	797
Depreciation expense	2,345	2,028
Amortization expense	12,944	15,335
Total operating expenses	181,337	189,736
Operating Income (Loss)	36,595	32,306
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	(991)	3,416
Realized and unrealized gain (loss) of CIP, net	(7,649)	1,535
Other income (expense), net	998	550
Total other income (expense), net	(7,642)	5,501
Interest Income (Expense)
Interest expense	(4,561)	(5,681)
Interest and dividend income	3,016	3,469
Interest and dividend income of investments of CIP	47,553	51,115
Interest expense of CIP	(34,559)	(40,012)
Total interest income (expense), net	11,449	8,891
Income (Loss) Before Income Taxes	40,402	46,698
Income tax expense (benefit)	12,350	8,831
Net Income (Loss)	28,052	37,867
Noncontrolling interests	595	(8,009)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$28,647	$29,858
Earnings (Loss) per Share—Basic	$4.12	$4.19
Earnings (Loss) per Share—Diluted	$4.05	$4.10
Weighted Average Shares Outstanding—Basic	6,955	7,119
Weighted Average Shares Outstanding—Diluted	7,073	7,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net Income (Loss)	$28,052	$37,867
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(100) and $36 for the three months ended March 31, 2025 and 2024, respectively	292	(100)
Other comprehensive income (loss)	292	(100)
Comprehensive income (loss)	28,344	37,767
Comprehensive (income) loss attributable to noncontrolling interests	595	(8,009)
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$28,939	$29,758
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$28,052	$37,867
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	16,121	18,164
Stock-based compensation	6,734	6,831
Equity in earnings of equity method investments	(980)	(498)
Realized and unrealized (gains) losses on investments, net	957	(3,393)
Deferred taxes, net	1,440	1,086
Changes in operating assets and liabilities:
Sales (purchases) of investments, net	552	5,987
Accounts receivable, net and other assets	10,917	(341)
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(121,449)	(120,631)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	4,039	(3,732)
Purchases of investments by CIP	(327,705)	(304,516)
Sales of investments by CIP	375,074	323,720
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(72)	206
Change in other assets and liabilities of CIP	2,533	4,722
Net cash provided by (used in) operating activities	(3,787)	(34,528)
Cash Flows from Investing Activities:
Capital expenditures	(2,984)	(1,923)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	—	(537)
Net cash provided by (used in) investing activities	(2,984)	(2,460)
Cash Flows from Financing Activities:
Repayments on credit agreement	(687)	(688)
Common stock dividends paid	(17,146)	(14,929)
Repurchase of common shares	(20,000)	(5,000)
Payment of contingent consideration	(23,140)	(24,234)
Taxes paid related to net share settlement of restricted stock units	(6,109)	(9,854)
Investment management subsidiary equity sales (purchases)	(1,053)	(419)
Net contributions from (distributions to) noncontrolling interests	17,264	16,772
Payments on borrowings by CIP	(123,590)	(17,794)
Net cash provided by (used in) financing activities	(174,461)	(56,146)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	509	(203)
Net increase (decrease) in cash, cash equivalents and restricted cash	(180,723)	(93,337)
Cash, cash equivalents and restricted cash, beginning of period	400,309	341,014
Cash, cash equivalents and restricted cash, end of period	$219,586	$247,677
Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(3,749)	$(13,624)
Common stock dividends payable	$15,550	$13,467

(in thousands)	March 31, 2025	December 31, 2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$135,380	$265,888
Cash and cash equivalents of CIP	83,474	133,694
Cash pledged or on deposit of CIP	732	727
Cash, cash equivalents and restricted cash at end of period	$219,586	$400,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2023	7,087,728	$122	$1,300,999	$207,356	$(87)	5,075,500	$(644,464)	$863,926	$4,363	$868,289	$104,869
Net income (loss)	—	—	—	29,858	—	—	—	29,858	391	30,249	7,618
Foreign currency translation adjustments	—	—	—	—	(100)	—	—	(100)	—	(100)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(403)	(403)	2,698
Cash dividends declared ($1.90 per common share)	—	—	—	(14,191)	—	—	—	(14,191)	—	(14,191)	—
Repurchases of common shares	(21,108)	—	—	—	—	21,108	(4,999)	(4,999)	—	(4,999)	—
Issuance of common shares related to employee stock transactions	61,261	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(9,852)	—	—	—	—	(9,852)	—	(9,852)	—
Stock-based compensation	—	—	7,010	—	—	—	—	7,010	—	7,010	—
Balances at March 31, 2024	7,127,881	$122	$1,298,157	$223,023	$(187)	5,096,608	$(649,463)	$871,652	$4,351	$876,003	$115,185
Balances at December 31, 2024	6,967,147	$122	$1,319,108	$268,221	$(364)	5,276,733	$(689,594)	$897,493	$4,143	$901,636	$107,282
Net income (loss)	—	—	—	28,647	—	—	—	28,647	(52)	28,595	(543)
Foreign currency translation adjustments	—	—	—	—	292	—	—	292	—	292	—
Net subscriptions (redemptions) and other	—	—	195	—	—	—	—	195	(1,559)	(1,364)	13,840
Cash dividends declared ($2.25 per common share)	—	—	—	(15,889)	—	—	—	(15,889)	—	(15,889)	—
Repurchases of common shares	(111,200)	—	—	—	—	111,200	(20,000)	(20,000)	—	(20,000)	—
Issuance of common shares related to employee stock transactions	55,069	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(6,109)	—	—	—	—	(6,109)	—	(6,109)	—
Stock-based compensation	—	—	9,087	—	—	—	—	9,087	—	9,087	—
Balances at March 31, 2025	6,911,016	$123	$1,322,280	$280,979	$(72)	5,387,933	$(709,594)	$893,716	$2,532	$896,248	$120,579

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
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report on Form 10-K") filed with the Securities and Exchange Commission (the "SEC"). The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2024 Annual Report on Form 10-K.

Recent Accounting Pronouncements
New Accounting Standards Implemented
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This standard updates reportable segment disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and provides new segment disclosure requirements for entities with a single reportable segment. The Company adopted this standard in its 2024 Annual Report on Form 10-K . See Note 15 for a discussion of the Company's segment information.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. The Company adopted this standard in its 2024 Annual Report on Form 10-K. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This standard updates income tax disclosure requirements by requiring disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The Company adopted this standard on January 1, 2025. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

New Accounting Standards Not Yet Implemented
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires enhanced disclosures of certain expense captions presented on the face of the Consolidated Income Statement. In January 2025, the FASB issued ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective

Date which clarifies that the standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted with amendments to be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

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

Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended March 31,
(in thousands)	2025	2024
Investment management fees
Open-end funds	$74,037	$78,680
Closed-end funds	14,853	14,394
Retail separate accounts	54,272	48,981
Institutional accounts	42,929	46,305
Total investment management fees	$186,091	$188,360

4. Intangible Assets, Net
Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2024	$809,064	$(473,133)	$335,931	$42,298	$378,229
Intangible amortization	—	(12,944)	(12,944)	—	(12,944)
Balances at March 31, 2025	$809,064	$(486,077)	$322,987	$42,298	$365,285
Definite-lived intangible asset amortization for the remainder of fiscal year 2025 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2025	$38,833
2026	50,797
2027	47,695
2028	42,033
2029	36,440
2030 and thereafter	107,189
Total	$322,987

5. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 14, at March 31, 2025 and December 31, 2024 were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Investment securities - fair value	$81,512	$83,771
Equity method investments (1)	21,266	20,286
Nonqualified retirement plan assets	17,164	15,159
Total investments	$119,942	$119,216
(1)    The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and in separate accounts. The composition of the Company’s investment securities - fair value was as follows:

	March 31, 2025		December 31, 2024
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$60,687	$60,247	$63,220	$63,296
Equity securities	18,227	19,197	17,406	19,019
Debt securities	2,087	2,068	1,457	1,456
Total investment securities - fair value	$81,001	$81,512	$82,083	$83,771
For the three months ended March 31, 2025, the Company recognized net realized gains of $0.2 million related to its investment securities - fair value. For the three months ended March 31, 2024, the Company recognized net realized losses of $0.4 million related to its investment securities - fair value.

6. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 14, as of March 31, 2025 and December 31, 2024 by fair value hierarchy level were as follows:
March 31, 2025

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$101,092	$—	$—	$101,092
Investment securities - fair value
Sponsored funds	60,247	—	—	60,247
Equity securities	19,197	—	—	19,197
Debt securities	—	2,068	—	2,068
Nonqualified retirement plan assets	17,164	—	—	17,164
Total assets measured at fair value	$197,700	$2,068	$—	$199,768

Liabilities
Contingent consideration	$—	$—	$23,014	$23,014
Total liabilities measured at fair value	$—	$—	$23,014	$23,014

December 31, 2024

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$225,736	$—	$—	$225,736
Investment securities - fair value
Sponsored funds	63,296	—	—	63,296
Equity securities	19,019	—	—	19,019
Debt securities	—	1,456	—	1,456
Nonqualified retirement plan assets	15,159	—	—	15,159
Total assets measured at fair value	$323,210	$1,456	$—	$324,666

Liabilities
Contingent consideration	$—	$—	$36,100	$36,100
Total liabilities measured at fair value	$—	$—	$36,100	$36,100
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value:

Cash equivalents represent investments in money market funds. Cash investments in money market funds are valued using published net asset values and are classified as Level 1.

Sponsored funds represent investments in funds for which the Company acts as the investment manager. The fair values of U.S. retail funds and global funds are determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds and ETFs is determined based on the official closing price on the exchange on which they are traded and are categorized as Level 1.

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

    Nonqualified retirement plan assets represent U.S. retail funds within the Company's nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.
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

The following table presents a reconciliation of beginning and ending balances of the Company's contingent consideration liabilities:

	Three Months Ended March 31,
(in thousands)	2025	2024
Contingent consideration, beginning of period	$36,100	$56,200
Reduction for payments made	(13,086)	(14,492)
Contingent consideration, end of period	$23,014	$41,708
The contingent consideration related to the Westchester Capital Management transaction as of March 31, 2025 was $1.9 million, measured using an options pricing model valuation technique. The most significant unobservable inputs used relate to revenue growth rates, discount rates (range of 6.3%-6.4%) and the market price of risk adjustment (7.3%). The NFJ Investment Group contingent consideration liability as of March 31, 2025 was $21.1 million, measured using an options pricing model valuation technique. The most significant unobservable inputs used relate to the revenue growth rates, discount rates (range of 6.3% - 6.4%) and the market price of risk adjustment (6.5%).

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

7. Equity Transactions
Dividends Declared
On February 26, 2025, the Company declared a quarterly cash dividend of $2.25 per common share to be paid on May 14, 2025 to shareholders of record at the close of business on April 30, 2025.

Common Stock Repurchases
During the three months ended March 31, 2025, the Company repurchased 111,200 common shares under its share repurchase program at a weighted average price of $179.83 per share, for a total cost, including fees and expenses, of $20.0 million. As of March 31, 2025, 292,112 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

8. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock, may be granted to officers, employees and directors of the Company pursuant to the Company's Amended and Restated Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At March 31, 2025, 697,306 shares of common stock remained available for issuance of the 3,825,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock-based compensation expense	$6,734	$6,831

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the three months ended March 31, 2025 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	317,489	$205.86
Granted	158,012	$173.57
Forfeited	(26,436)	$224.22
Settled	(90,247)	$205.49
Outstanding at March 31, 2025	358,818	$190.38
For the three months ended March 31, 2025 and 2024, a total of 35,178 and 42,588 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations and for which the Company paid $6.1 million and $9.9 million, respectively, in minimum employee tax withholding obligations. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the three months ended March 31, 2025 and 2024, the Company granted 37,777 and 26,733 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of March 31, 2025, unamortized stock-based compensation expense for unvested RSUs and PSUs was $45.1 million with a weighted-average remaining contractual life of 1.7 years.

9. Earnings (Loss) Per Share
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
The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net Income (Loss)	$28,052	$37,867
Noncontrolling interests	595	(8,009)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$28,647	$29,858
Shares:
Basic: Weighted-average number of shares outstanding	6,955	7,119
Plus: Incremental shares from assumed conversion of dilutive instruments	118	168
Diluted: Weighted-average number of shares outstanding	7,073	7,287
Earnings (Loss) per Share—Basic	$4.12	$4.19
Earnings (Loss) per Share—Diluted	$4.05	$4.10

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2025	2024
Restricted stock units	22	1
Total anti-dilutive securities	22	1

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 30.6% and 18.9% for the three months ended March 31, 2025 and 2024, respectively. The higher estimated effective tax rate for the three months ended March 31, 2025 was primarily due to a change in valuation allowances in the current year related to the tax effects of realized and unrealized losses on Company investments compared to realized and unrealized gains in the prior year.

11. Debt
Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. The Company repaid $0.7 million outstanding under the Term Loan during the three months ended March 31, 2025 and had $235.4 million outstanding under the Term Loan at March 31, 2025. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheets net of related debt issuance costs, which were $3.7 million as of March 31, 2025.

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

13. Redeemable Noncontrolling Interests
Redeemable noncontrolling interests
Minority interests held in a majority-owned investment management subsidiary are subject to holder put rights and Company call rights at pre-established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals or upon certain conditions, such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing equity of the investment management subsidiary, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. The minority interests are recorded at estimated redemption value within redeemable noncontrolling interests on the Company's Condensed Consolidated Balance Sheets, and any changes in the estimated redemption value are recorded on the Condensed Consolidated Statements of Operations within noncontrolling interests.

Redeemable noncontrolling interests for the three months ended March 31, 2025 included the following amounts:

(in thousands)	CIP	Noncontrolling Interests Investment Manager	Total
Balances at December 31, 2024	$45,667	$61,615	$107,282
Net income (loss) attributable to noncontrolling interests	70	1,674	1,744
Changes in redemption value (1)	—	(2,287)	(2,287)
Total net income (loss) attributable to noncontrolling interests	70	(613)	(543)
Investment management subsidiary equity sales (purchases)	—	(1,053)	(1,053)
Net subscriptions (redemptions) and other	15,866	(973)	14,893
Balances at March 31, 2025	$61,603	$58,976	$120,579
(1)    Relates to noncontrolling interests redeemable at other than fair value.

Equity awards of majority owned investment management subsidiary
The Company also issues equity-based profit-interest awards of a majority owned investment manager to certain of its employees, with certain awards having up to a three-year vesting period when issued. These profit-interest awards are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization, with certain awards also subject to pre-established thresholds. The awards are accounted for as cash-settled liability awards under ASC 718, with changes in value at each reporting date recognized as compensation expense over the requisite service period, if any, in the Company’s Consolidated Statements of Operations. The awards are classified as a liability within accrued compensation and benefits on the Consolidated Balance Sheets until the awards are settled. Additionally, these awards have a right to participate in distributions of the investment manager which are recorded as employment expense in the Company’s Condensed Consolidated Statements of Operations.

Accrued compensation associated with these awards was $19.0 million and $19.4 million at March 31, 2025 and December 31, 2024, respectively. Compensation expense related to these awards totaled $(0.6) million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025			December 31, 2024
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	GFs		CLOs	GFs
Cash and cash equivalents	$637	$78,882	$4,687	$5,179	$125,995	$3,247
Investments	47,636	2,129,750	100,247	40,678	2,141,626	88,413
Other assets	892	54,594	1,495	403	172,707	1,261
Notes payable	—	(2,037,390)	—	—	(2,171,946)	—
Securities purchased payable and other liabilities	(432)	(116,948)	(4,247)	(4,271)	(151,922)	(1,840)
Noncontrolling interests	(12,238)	(2,532)	(49,365)	(12,452)	(4,143)	(33,215)
Net interests in CIP	$36,495	$106,356	$52,817	$29,537	$112,317	$57,866

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included. At March 31, 2025, the Company consolidated seven CLOs. The financial information of CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information.

Investments of CLOs
The CLOs held investments of $2.1 billion at March 31, 2025, consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2025 and 2033 and generally pay interest at SOFR plus a spread.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.3 billion at March 31, 2025, consisting of senior secured floating rate notes payable with a par value of $2.0 billion and subordinated notes with a par value of $240.5 million. These note obligations bear interest at variable rates based on SOFR plus a pre-defined spread.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at March 31, 2025, as shown in the table below:

(in thousands)
Subordinated notes	$104,859
Accrued investment management fees	1,497
Total Beneficial Interests	$106,356

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Three Months Ended March 31, 2025
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(6,872)
Interest income	45,677
Total Income	38,805

Expenses:
Other operating expenses	699
Interest expense	34,559
Total Expense	35,258
Noncontrolling interests	52
Net Income (Loss) Attributable to CLOs	$3,599

The following table represents the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Three Months Ended March 31, 2025
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$1,062
Investment management fees	2,537
Total Economic Interests	$3,599

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 by fair value hierarchy level were as follows:
As of March 31, 2025

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$78,882	$—	$—	$78,882
Debt investments	4,525	2,219,835	18,727	2,243,087
Equity investments	32,346	2,159	41	34,546
Total assets measured at fair value	$115,753	$2,221,994	$18,768	$2,356,515
Liabilities
Notes payable	$—	$2,037,390	$—	$2,037,390
Short sales	307	—	—	307
Total liabilities measured at fair value	$307	$2,037,390	$—	$2,037,697

As of December 31, 2024

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$127,695	$—	$—	$127,695
Debt investments	—	2,239,924	6,676	2,246,600
Equity investments	22,993	111	1,013	24,117
Total assets measured at fair value	$150,688	$2,240,035	$7,689	$2,398,412
Liabilities
Notes payable	$—	$2,171,946	$—	$2,171,946
Short sales	356	—	—	356
Total liabilities measured at fair value	$356	$2,171,946	$—	$2,172,302

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

The securities purchased payable at March 31, 2025 and December 31, 2024 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$7,689	$37,062
Realized and unrealized gains (losses), net	(1,055)	(324)
Purchases	135	—
Sales	(155)	(14,625)
Transfers to Level 2	(5,803)	(13,468)
Transfers from Level 2	17,957	39,148
Balance at end of period (1)	$18,768	$47,793
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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At March 31, 2025, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $26.9 million.

15. Segments
The key GAAP measure of segment profit or loss that the chief operating decision maker ("CODM") uses to evaluate the Company’s financial performance and allocate resources of the Company is net income, as reported on the Company’s Condensed Consolidated Statements of Operations. In addition, the CODM uses net income in deciding whether to reinvest profits or allocate profits to other uses of capital, such as for acquisitions or to pay dividends. All expense categories on the Condensed Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. Assets provided to the CODM are consistent with those reported on the Condensed Consolidated Balance Sheets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of federal securities laws, including Section 27A of the securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); and the Private Securities Litigation Reform Act of 1995, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are "forward-looking statements." These statements may be identified by such forward-looking terminology as "expect," "estimate," "intent," "plan," "intend," "believe," "anticipate," "may," "will," "should," "could," "continue," "project," "opportunity," "predict," "would," "potential," "future," "forecast," "guarantee," "assume," "likely," "target" or similar statements or variations of such terms.

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, resulting from: (i) reduction in our assets under management; (ii) financial or business risks from strategic transactions; (iii) withdrawal, renegotiation or termination of investment management agreements; (iv) damage to our reputation; (v) inability to satisfy financial debt covenants and required payments; (vi) lack of sufficient capital on satisfactory terms; (vii) inability to attract and retain key personnel; (viii) challenges from competition; (ix) adverse developments related to unaffiliated subadvisers; (x) negative changes in key distribution relationships; (xi) interruptions, breaches, or failures of technology systems; (xii) loss on our investments; (xiii) adverse regulatory and legal developments; (xiv) failure to comply with investment guidelines or other contractual requirements; (xv) adverse civil litigation, government investigations, or proceedings; (xvi) unfavorable changes in tax laws or unanticipated tax obligations; (xvii) impediments from certain corporate governance provisions; (xviii) losses or costs not covered by insurance; (xix) impairment of goodwill or other intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2024 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Our institutional distribution resources include investment manager-specific sales teams primarily focused on the U.S. market, supported by shared consultant relations and U.S. and non-U.S. institutional sales distribution. Our institutional products are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporations, public and private pension plans, sovereign wealth funds and subadvisory relationships.

Our retail distribution resources in the U.S. consist of regional sales professionals, a national account relationship group and specialized teams for retirement and ETFs. Our U.S. retail funds and retail separate accounts are distributed through financial intermediaries. We have broad distribution access in the U.S. retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our wealth management business is marketed directly to individual clients by financial advisory teams at our investment managers.

Financial Highlights
▪Total revenues were $217.9 million in the first quarter of 2025, a decrease of $4.1 million, or 1.9%, compared to total revenues of $222.0 million in the first quarter of 2024.
▪Operating income was $36.6 million in the first quarter of 2025, an increase of $4.3 million, or 13.3%, compared to $32.3 million in the first quarter of 2024.
▪Net income per diluted share was $4.05 in the first quarter of 2025, a decrease of $0.05, or 1.2%, compared to net income per diluted share of $4.10 in the first quarter of 2024.

Assets Under Management
Total sales were $6.2 billion in the first quarter of 2025, a decrease of $1.3 billion, or 17.7%, from $7.6 billion in the first quarter of 2024. Net flows were $(3.0) billion in the first quarter of 2025 compared to net flows of $(1.2) billion in the first quarter of 2024.

At March 31, 2025, total assets under management were $167.5 billion, representing a decrease of $11.8 billion, or 6.6%, from March 31, 2024, and a decrease of $7.5 billion, or 4.3%, from December 31, 2024. The decrease in total assets under management from March 31, 2024 included $12.2 billion from net outflows partially offset by $2.9 billion from positive market performance. The decrease in total assets under management from December 31, 2024 included $4.1 billion from negative market performance and $3.0 billion from net outflows.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of March 31,		Change
(in millions)	2025	2024	$	%
Open-End Funds (1)	$53,608	$57,818	$(4,210)	(7.3)%
Closed-End Funds	10,273	10,064	209	2.1%
Retail Separate Accounts (2)	46,920	46,816	104	0.2%
Institutional Accounts (3)	56,662	64,613	(7,951)	(12.3)%
Total	$167,463	$179,311	$(11,848)	(6.6)%
Average Assets Under Management (4)	$173,590	$173,358	$232	0.1%
(1)Represents assets under management of U.S. retail funds, global funds and ETFs.
(2)Includes investment models provided to managed account sponsors.
(3)Represents assets under management of institutional separate and commingled accounts including structured products.
(4)Calculated according to revenue earning basis that includes average daily, weekly, monthly beginning balance, monthly ending balance, or quarter beginning and ending balance, as well as quarter beginning or ending spot balance.

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended March 31,
(in millions)	2025	2024
Open-End Funds (1)
Beginning balance	$56,073	$56,062
Inflows	3,038	3,476
Outflows	(4,110)	(4,104)
Net flows	(1,072)	(628)
Market performance	(1,250)	2,560
Other (2)	(143)	(176)
Ending balance	$53,608	$57,818
Closed-End Funds
Beginning balance	$10,225	$10,026
Inflows	5	—
Outflows	(40)	—
Net flows	(35)	—
Market performance	257	239
Other (2)	(174)	(201)
Ending balance	$10,273	$10,064
Retail Separate Accounts (3)
Beginning balance	$49,536	$43,202
Inflows	1,742	2,373
Outflows	(2,410)	(1,695)
Net flows	(668)	678
Market performance	(1,947)	2,936
Other (2)	(1)	—
Ending balance	$46,920	$46,816
Institutional Accounts (4)
Beginning balance	$59,167	$62,969
Inflows	1,455	1,734
Outflows	(2,659)	(3,022)
Net flows	(1,204)	(1,288)
Market performance	(1,170)	3,001
Other (2)	(131)	(69)
Ending balance	$56,662	$64,613
Total
Beginning balance	$175,001	$172,259
Inflows	6,240	7,583
Outflows	(9,219)	(8,821)
Net flows	(2,979)	(1,238)
Market performance	(4,110)	8,736
Other (2)	(449)	(446)
Ending balance	$167,463	$179,311
(1)Represents assets under management of U.S. retail funds, global funds and ETFs.
(2)Represents open-end and closed-end fund distributions net of reinvestments, the net change in assets from cash management strategies, and the impact of non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/

(withdrawals), current income or capital returned by structured products and the use of leverage.
(3)Includes investment models provided to managed account sponsors.
(4)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of March 31,		Change		% of Total
(in millions)	2025	2024	$	%	2025	2024
Asset Class
Equity	$93,624	$103,501	$(9,877)	(9.5)%	56.0%	57.7%
Fixed income	37,930	37,037	893	2.4%	22.6%	20.6%
Multi-asset (1)	20,834	21,975	(1,141)	(5.2)%	12.4%	12.3%
Alternatives (2)	15,075	16,798	(1,723)	(10.3)%	9.0%	9.4%
Total	$167,463	$179,311	$(11,848)	(6.6)%	100.0%	100.0%

(1)    Consists of multi-asset offerings not included in equity, fixed income and alternatives.
(2)    Consists of managed futures, event-driven, real estate securities, infrastructure, long/short and other strategies.

Average Assets Under Management and Average Fees Earned
The following tables summarize the average management fees earned in basis points and average assets under management:

	Three Months Ended March 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (4)
	2025	2024	2025	2024
Products
Open-End Funds (1)	47.8	49.9	$56,104	$56,828
Closed-End Funds	58.5	58.7	10,288	9,862
Retail Separate Accounts (2)	42.9	43.9	49,321	43,202
Institutional Accounts (3)	31.8	30.8	57,877	63,466
All Products	41.7	41.9	$173,590	$173,358
(1)Represents assets under management of U.S. retail funds, global funds and ETFs.
(2)Includes investment models provided to managed account sponsors.
(3)Represents assets under management of institutional separate and commingled accounts including structured products.
(4)Calculated according to revenue earning basis that includes average daily, weekly, monthly beginning balance, monthly ending balance, or quarter beginning and ending balance, as well as quarter beginning or ending spot balance.

Average fees earned represent investment management fees, net of revenue-related adjustments, and excluding the impact of consolidated investment products ("CIP") divided by average net assets. Revenue-related adjustments are based on specific agreements and reflect the portion of investment management fees passed-through to third-party client intermediaries for services to investors in sponsored investment products. Fund fees are calculated based on average daily or weekly net assets. Retail separate account fees, which includes wealth management accounts, are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances, an average of current quarter’s asset values or on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to the funds.

The average fee rate earned on all products decreased slightly for the three months ended March 31, 2025 compared to the same period in the prior year.

Results of Operations
Summary Financial Data

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Investment management fees	$186,091	$188,360	$(2,269)	(1.2)%
Other revenue	31,841	33,682	(1,841)	(5.5)%
Total revenues	217,932	222,042	(4,110)	(1.9)%
Total operating expenses	181,337	189,736	(8,399)	(4.4)%
Operating income (loss)	36,595	32,306	4,289	13.3%
Other income (expense), net	(7,642)	5,501	(13,143)	(238.9)%
Interest income (expense), net	11,449	8,891	2,558	28.8%
Income (loss) before income taxes	40,402	46,698	(6,296)	(13.5)%
Income tax expense (benefit)	12,350	8,831	3,519	39.8%
Net income (loss)	28,052	37,867	(9,815)	(25.9)%
Noncontrolling interests	595	(8,009)	8,604	(107.4)%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$28,647	$29,858	$(1,211)	(4.1)%
Earnings (loss) per share-diluted	$4.05	$4.10	$(0.05)	(1.2)%
In the first quarter of 2025, total revenues decreased 1.9% to $217.9 million from $222.0 million in the first quarter of 2024, primarily as a result of decreased average fee rates during the current year period compared to the prior year period. Operating income increased $4.3 million to $36.6 million in the first quarter of 2025 compared to $32.3 million in the first quarter of 2024, due primarily to decreased employment expenses and amortization expense.

Revenues
Revenues by source were as follows:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Investment management fees
Open-end funds	$74,037	$78,680	$(4,643)	(5.9)%
Closed-end funds	14,853	14,394	459	3.2%
Retail separate accounts	54,272	48,981	5,291	10.8%
Institutional accounts	42,929	46,305	(3,376)	(7.3)%
Total investment management fees	186,091	188,360	(2,269)	(1.2)%
Distribution and service fees	12,753	14,030	(1,277)	(9.1)%
Administration and shareholder service fees	18,007	18,678	(671)	(3.6)%
Other income and fees	1,081	974	107	11.0%
Total Revenues	$217,932	$222,042	$(4,110)	(1.9)%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management agreements, which generally require monthly or quarterly payments. Investment management fees decreased by $2.3 million, or 1.2%, for the three months ended March 31, 2025, compared to the same period in the prior year primarily due to decreased fee rates during the current year period compared to the prior year period.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $1.3 million, or 9.1%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to lower sales and average assets under management for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs and closed-end funds. Fund administration and shareholder service fees decreased by $0.7 million, or 3.6% for the three months ended March 31, 2025, compared to the same period in the prior year due to the decrease in average assets under management of our U.S. retail funds.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and marketing fees earned on certain ETFs. Other income and fees remained consistent during the three months ended March 31, 2025, compared to the same period in the prior year.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Operating expenses
Employment expenses	$109,093	$115,163	$(6,070)	(5.3)%
Distribution and other asset-based expenses	22,896	24,348	(1,452)	(6.0)%
Other operating expenses	33,059	31,375	1,684	5.4%
Other operating expenses of CIP	1,000	690	310	44.9%
Restructuring expense	—	797	(797)	(100.0)%
Depreciation expense	2,345	2,028	317	15.6%
Amortization expense	12,944	15,335	(2,391)	(15.6)%
Total operating expenses	$181,337	$189,736	$(8,399)	(4.4)%

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses of $109.1 million decreased by $6.1 million, or 5.3%, for the three months ended March 31, 2025 primarily due to a decrease in profit- and sales-based compensation.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses decreased $1.5 million, or 6.0%, for the three months ended March 31, 2025, primarily due to decreases in assets under management in share classes that have asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, software application and development expenses, professional fees, travel and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses increased $1.7 million, or 5.4%, for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to increased rent for lease renewals and costs associated with lease terminations.

Other Operating Expenses of CIP
Other operating expenses of CIP increased by $0.3 million, or 44.9% for the three months ended March 31, 2025, compared to the same period in the prior year primarily due to the launch of new funds in the fourth quarter of 2024 and first quarter of 2025.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense increased $0.3 million, or 15.6%, for the three months ended March 31, 2025, compared to the same period in the prior year primarily due to software and equipment purchases and the acceleration of depreciation on leasehold improvements associated with a terminated lease in the prior year.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense decreased $2.4 million, or 15.6%, for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to intangible assets becoming fully amortized.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$(991)	$3,416	$(4,407)	(129.0)%
Realized and unrealized gain (loss) of CIP, net	(7,649)	1,535	(9,184)	(598.3)%
Other income (expense), net	998	550	448	81.5%
Total Other Income (Expense), net	$(7,642)	$5,501	$(13,143)	(238.9)%
Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three months ended March 31, 2025 by $(4.4) million, compared to the same period in the prior year. The realized and unrealized gains and losses reflect changes in overall market conditions for the respective periods.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed by $(9.2) million for the three months ended March 31, 2025, compared to the same period in the prior year. The change for the three months ended March 31, 2025 consisted primarily of changes in net unrealized and realized losses of $39.3 million, due to changes in market values of leveraged loans, partially offset by unrealized gains of $30.1 million related to the value of the notes payable.

Other income (expense), net
Other income (expense), net changed by $0.4 million for the three months ended March 31, 2025, compared to the same period in the prior year primarily due to changes in the gains and losses on our equity method investments.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Interest Income (Expense)
Interest expense	$(4,561)	$(5,681)	$1,120	(19.7)%
Interest and dividend income	3,016	3,469	(453)	(13.1)%
Interest and dividend income of investments of CIP	47,553	51,115	(3,562)	(7.0)%
Interest expense of CIP	(34,559)	(40,012)	5,453	(13.6)%
Total Interest Income (Expense), net	$11,449	$8,891	$2,558	28.8%
Interest Expense
Interest expense decreased $1.1 million, or 19.7%, for the three months ended March 31, 2025, primarily due to lower average debt outstanding and lower average interest rates during the current year period.

Interest and Dividend Income
Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income decreased $0.5 million, or 13.1% during the three months ended March 31, 2025 compared to the same period in the prior year primarily due to lower average interest rates and average investments in the current year period.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP decreased $3.6 million, or 7.0%, for the three months ended March 31, 2025, compared to the same period in the prior year primarily due to lower average interest rates in the current year period.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased by $5.5 million, or 13.6% for the three months ended March 31, 2025 compared to the same period in the prior year, primarily due to lower average interest rates in the current year period.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 30.6% and 18.9% for the three months ended March 31, 2025 and 2024, respectively. The higher estimated effective tax rate for the three months ended March 31, 2025 was primarily due to a change in valuation allowances in the current year related to the tax effects of realized and unrealized losses on Company investments compared to realized and unrealized gains in the prior year.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	March 31, 2025	December 31, 2024	Change
(in thousands)			$	%
Balance Sheet Data
Cash and cash equivalents	$135,380	$265,888	$(130,508)	(49.1)%
Investments	119,942	119,216	726	0.6%
Contingent consideration	40,365	63,505	(23,140)	(36.4)%
Debt	231,705	232,130	(425)	(0.2)%
Redeemable noncontrolling interests	120,579	107,282	13,297	12.4%
Total equity	896,248	901,636	(5,388)	(0.6)%

	Three Months Ended March 31,		Change
(in thousands, Provided by (Used in);	2025	2024	$	%
Cash Flow Data
Operating activities	$(3,787)	$(34,528)	$30,741	(89.0)%
Investing activities	(2,984)	(2,460)	(524)	21.3%
Financing activities	(174,461)	(56,146)	(118,315)	210.7%

Overview
At March 31, 2025, we had $135.4 million of cash and cash equivalents and $119.9 million of investments, which included $81.5 million of investment securities, compared to $265.9 million of cash and cash equivalents and $119.2 million of investments, which included $83.8 million of investment securities, at December 31, 2024.

Uses of Capital
Our operating expenses consist of employee compensation and related benefit costs and other operating expenses, which primarily consist of costs related to distribution, investment research and data, occupancy, software application and development and professional fees, as well as interest on our indebtedness and income taxes. Annual incentive compensation, our largest annual operating cash expenditure, is paid in the first quarter of the year. In 2025 and 2024, we paid $158.4 million and $146.1 million, respectively, in incentive compensation earned during the years ended December 31, 2024 and 2023, respectively.

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including seeding or launching new products and expanding distribution; (ii) debt principal payments through scheduled amortization or additional paydowns; (iii) dividend payments to common stockholders; (iv) repurchases of our common stock, or withholding obligations for the net settlement of employee share transactions; (v) investments in our technology infrastructure; (vi) investments in inorganic growth opportunities that may require upfront and/or future payments; (vii) integration costs, including restructuring and severance, related to acquisitions, if any; and (viii) purchases of our investment management subsidiary equity interests.

Capital and Reserve Requirements
Certain of our subsidiaries are registered with the SEC, Central Bank of Ireland, Financial Conduct Authority or other regulators that subject them to certain rules regarding minimum net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, or interruption of our business. At March 31, 2025, these subsidiaries were in compliance with all minimum net capital requirements.

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

Operating Cash Flow
Net cash used in operating activities of $3.8 million for the three months ended March 31, 2025 decreased by $30.7 million from net cash used in operating activities of $34.5 million for the same period in the prior year primarily due to an increase of $27.9 million in net sales of investments by CIP in the current year period.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $3.0 million for the three months ended March 31, 2025 increased by $0.5 million from net cash used in investing activities of $2.5 million for the same period in the prior year primarily due to an increase in capital expenditures in the current year.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and purchases and sales of noncontrolling interests. Net cash used in financing activities of $174.5 million for the three months ended March 31, 2025 increased by $118.3 million from net cash used of $56.1 million for the same period in the prior year primarily due to an increase of $105.8 million in payments on borrowings by CIP during the current year period and an increase of $15.0 million in repurchases of our common shares during the current year period.

Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. The Company repaid $0.7 million outstanding under the Term Loan during the three months ended March 31, 2025 and had $235.4 million outstanding under the Term Loan at March 31, 2025. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheets net of related debt issuance costs, which were $3.7 million as of March 31, 2025.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2024 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended March 31, 2025.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three months ended March 31, 2025, there were no material changes to the information contained in Part II, Item 7A of the Company's 2024 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A.    Risk Factors
There have been no material changes to the Company’s risk factors from those previously reported in our 2024 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
An aggregate of 5,680,045 shares of our common stock have been authorized to be repurchased under a share repurchase program since it was initially approved in 2010 by our Board of Directors. As of March 31, 2025, 292,112 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended March 31, 2025.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2025	—	$—	—	403,312
February 1-28, 2025	48,125	$183.67	48,125	355,187
March 1-31, 2025	63,075	$176.89	63,075	292,112
Total	111,200		111,200
(1)Average price paid per share is calculated on a settlement basis and excludes commissions and taxes.

Item 5.    Other Information
During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit Number	Description

10.1*	Offer Letter from the Registrant to Andra C. Purkalitis

10.2*	Offer Letter from the Registrant to Elizabeth A. Lieberman

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
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

Dated: May 9, 2025

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)