Form 10-Q
period 2025-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2025-08-07
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 6,748,088 as of August 1, 2025.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$172,204	$265,888
Investments	120,627	119,216
Accounts receivable, net	108,627	117,207
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	70,506	133,694
Cash pledged or on deposit of CIP	626	727
Investments of CIP	2,247,680	2,270,717
Other assets of CIP	64,569	174,371
Furniture, equipment and leasehold improvements, net	23,204	22,718
Operating lease right-of-use assets	78,835	57,131
Intangible assets, net	352,341	378,229
Goodwill	397,098	397,098
Deferred taxes, net	19,667	23,206
Other assets	40,235	34,292
Total assets	$3,696,219	$3,994,494
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$120,204	$224,501
Accounts payable and accrued liabilities	49,428	49,492
Contingent consideration	37,351	63,505
Debt	231,279	232,130
Operating lease liabilities	95,379	70,037
Other liabilities	19,589	15,932
Liabilities of CIP
Notes payable of CIP	2,021,538	2,171,946
Securities purchased payable and other liabilities of CIP	100,025	158,033
Total liabilities	2,674,793	2,985,576
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interests	123,097	107,282
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,311,893 shares issued and 6,748,088 shares outstanding at June 30, 2025; and 12,243,880 shares issued and 6,967,147 shares outstanding at December 31, 2024	123	122
Additional paid-in capital	1,327,872	1,319,108
Retained earnings (accumulated deficit)	307,409	268,221
Accumulated other comprehensive income (loss)	586	(364)
Treasury stock, at cost, 5,563,805 and 5,276,733 shares at June 30, 2025 and December 31, 2024, respectively	(739,594)	(689,594)
Total equity attributable to Virtus Investment Partners, Inc.	896,396	897,493
Noncontrolling interests	1,933	4,143
Total equity	898,329	901,636
Total liabilities and equity	$3,696,219	$3,994,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues
Investment management fees	$179,476	$191,652	$365,567	$380,012
Distribution and service fees	11,968	13,410	24,721	27,440
Administration and shareholder service fees	18,048	18,308	36,055	36,986
Other income and fees	1,033	1,014	2,114	1,988
Total revenues	210,525	224,384	428,457	446,426
Operating Expenses
Employment expenses	98,030	105,667	207,123	220,830
Distribution and other asset-based expenses	21,975	23,695	44,871	48,043
Other operating expenses	32,564	33,050	65,623	64,425
Other operating expenses of consolidated investment products ("CIP")	810	2,909	1,810	3,599
Change in fair value of contingent consideration	(3,014)	(3,300)	(3,014)	(3,300)
Restructuring expense	—	690	—	1,487
Depreciation expense	2,006	2,270	4,351	4,298
Amortization expense	12,944	15,198	25,888	30,533
Total operating expenses	165,315	180,179	346,652	369,915
Operating Income (Loss)	45,210	44,205	81,805	76,511
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	3,971	(1,553)	2,980	1,863
Realized and unrealized gain (loss) of CIP, net	(5,204)	(12,936)	(12,853)	(11,401)
Other income (expense), net	1,137	597	2,135	1,147
Total other income (expense), net	(96)	(13,892)	(7,738)	(8,391)
Interest Income (Expense)
Interest expense	(4,582)	(5,611)	(9,143)	(11,292)
Interest and dividend income	2,054	2,643	5,070	6,112
Interest and dividend income of investments of CIP	46,037	52,385	93,590	103,500
Interest expense of CIP	(33,477)	(41,960)	(68,036)	(81,972)
Total interest income (expense), net	10,032	7,457	21,481	16,348
Income (Loss) Before Income Taxes	55,146	37,770	95,548	84,468
Income tax expense (benefit)	12,403	11,748	24,753	20,579
Net Income (Loss)	42,743	26,022	70,795	63,889
Noncontrolling interests	(370)	(8,408)	225	(16,417)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$42,373	$17,614	$71,020	$47,472
Earnings (Loss) per Share—Basic	$6.18	$2.47	$10.29	$6.66
Earnings (Loss) per Share—Diluted	$6.12	$2.43	$10.15	$6.54
Weighted Average Shares Outstanding—Basic	6,855	7,127	6,905	7,123
Weighted Average Shares Outstanding—Diluted	6,922	7,242	6,997	7,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net Income (Loss)	$42,743	$26,022	$70,795	$63,889
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(231) and $2 for the three months ended June 30, 2025 and 2024, respectively and $(331) and $38 for the six months ended June 30, 2025 and 2024, respectively	658	(13)	950	(113)
Other comprehensive income (loss)	658	(13)	950	(113)
Comprehensive income (loss)	43,401	26,009	71,745	63,776
Comprehensive (income) loss attributable to noncontrolling interests	(370)	(8,408)	225	(16,417)
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$43,031	$17,601	$71,970	$47,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$70,795	$63,889
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	31,896	36,533
Stock-based compensation	13,543	16,020
Equity in earnings of equity method investments	(2,127)	(1,436)
Distributions from equity method investments	3,492	2,341
Realized and unrealized (gains) losses on investments, net	(2,987)	(1,838)
Change in fair value of contingent consideration	(3,014)	(3,300)
Lease termination	—	(1,334)
Deferred taxes, net	3,434	653
Changes in operating assets and liabilities:
Sales (purchases) of investments, net	3,834	6,851
Accounts receivable, net and other assets	9,460	10,255
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(103,610)	(101,798)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	6,903	7,231
Purchases of investments by CIP	(538,448)	(629,549)
Sales of investments by CIP	581,278	635,658
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(120)	207
Change in other assets and liabilities of CIP	(2,359)	(6,843)
Amortization of discount on notes payable of CIP	—	1,887
Net cash provided by (used in) operating activities	71,970	35,427
Cash Flows from Investing Activities:
Capital expenditures	(4,534)	(3,251)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	522	(549)
Net cash provided by (used in) investing activities	(4,012)	(3,800)
Cash Flows from Financing Activities:
Repayments on credit agreement	(1,375)	(6,375)
Common stock dividends paid	(32,967)	(28,597)
Repurchase of common shares	(50,000)	(17,499)
Payment of contingent consideration	(23,140)	(24,234)
Taxes paid related to net share settlement of restricted stock units	(6,965)	(10,444)
Investment management subsidiary equity sales (purchases)	(1,053)	(419)
Net contributions from (distributions to) noncontrolling interests	15,300	18,156
Payments on borrowings by CIP	(126,325)	(690,496)
Borrowings by CIP	—	738,064
Net cash provided by (used in) financing activities	(226,525)	(21,844)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,594	(100)
Net increase (decrease) in cash, cash equivalents and restricted cash	(156,973)	9,683
Cash, cash equivalents and restricted cash, beginning of period	400,309	341,014
Cash, cash equivalents and restricted cash, end of period	$243,336	$350,697

Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(166)	$(10,199)
Common stock dividends payable	$15,183	$13,561

(in thousands)	June 30, 2025	December 31, 2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$172,204	$265,888
Cash and cash equivalents of CIP	70,506	133,694
Cash pledged or on deposit of CIP	626	727
Cash, cash equivalents and restricted cash at end of period	$243,336	$400,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at March 31, 2024	7,127,881	$122	$1,298,157	$223,023	$(187)	5,096,608	$(649,463)	$871,652	$4,351	$876,003	$115,185
Net income (loss)	—	—	—	17,614	—	—	—	17,614	(673)	16,941	9,081
Foreign currency translation adjustments	—	—	—	—	(13)	—	—	(13)	—	(13)	—
Net subscriptions (redemptions) and other	—	—	62	—	—	—	—	62	(235)	(173)	5,184
Cash dividends declared ($1.90 per common share)	—	—	—	(14,097)	—	—	—	(14,097)	—	(14,097)	—
Repurchases of common shares	(55,099)	—	—	—	—	55,099	(12,500)	(12,500)	—	(12,500)	—
Issuance of common shares related to employee stock transactions	9,289	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(592)	—	—	—	—	(592)	—	(592)	—
Stock-based compensation	—	—	6,549	—	—	—	—	6,549	—	6,549	—
Balances at June 30, 2024	7,082,071	$122	$1,304,176	$226,540	$(200)	5,151,707	$(661,963)	$868,675	$3,443	$872,118	$129,450
Balances at March 31, 2025	6,911,016	$123	$1,322,280	$280,979	$(72)	5,387,933	$(709,594)	$893,716	$2,532	$896,248	$120,579
Net income (loss)	—	—	—	42,373	—	—	—	42,373	(274)	42,099	644
Foreign currency translation adjustments	—	—	—	—	658	—	—	658	—	658	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(325)	(325)	1,874
Cash dividends declared ($2.25 per common share)	—	—	—	(15,943)	—	—	—	(15,943)	—	(15,943)	—
Repurchases of common shares	(175,872)	—	—	—	—	175,872	(30,000)	(30,000)	—	(30,000)	—
Issuance of common shares related to employee stock transactions	12,944	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(857)	—	—	—	—	(857)	—	(857)	—
Stock-based compensation	—	—	6,449	—	—	—	—	6,449	—	6,449	—
Balances at June 30, 2025	6,748,088	$123	$1,327,872	$307,409	$586	5,563,805	$(739,594)	$896,396	$1,933	$898,329	$123,097

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2023	7,087,728	$122	$1,300,999	$207,356	$(87)	5,075,500	$(644,464)	$863,926	$4,363	$868,289	$104,869
Net income (loss)	—	—	—	47,472	—	—	—	47,472	(282)	47,190	16,699
Foreign currency translation adjustments	—	—	—	—	(113)	—	—	(113)	—	(113)	—
Net subscriptions (redemptions) and other	—	—	62	—	—	—	—	62	(638)	(576)	7,882
Cash dividends declared ($3.80 per common share)	—	—	—	(28,288)	—	—	—	(28,288)	—	(28,288)	—
Repurchases of common shares	(76,207)	—	—	—	—	76,207	(17,499)	(17,499)	—	(17,499)	—
Issuance of common shares related to employee stock transactions	70,550	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(10,444)	—	—	—	—	(10,444)	—	(10,444)	—
Stock-based compensation	—	—	13,559	—	—	—	—	13,559	—	13,559	—
Balances at June 30, 2024	7,082,071	$122	$1,304,176	$226,540	$(200)	5,151,707	$(661,963)	$868,675	$3,443	$872,118	$129,450
Balances at December 31, 2024	6,967,147	$122	$1,319,108	$268,221	$(364)	5,276,733	$(689,594)	$897,493	$4,143	$901,636	$107,282
Net income (loss)	—	—	—	71,020	—	—	—	71,020	(326)	70,694	101
Foreign currency translation adjustments	—	—	—	—	950	—	—	950	—	950	—
Net subscriptions (redemptions) and other	—	—	195	—	—	—	—	195	(1,884)	(1,689)	15,714
Cash dividends declared ($4.50 per common share)	—	—	—	(31,832)	—	—	—	(31,832)	—	(31,832)	—
Repurchases of common shares	(287,072)	—	—	—	—	287,072	(50,000)	(50,000)	—	(50,000)	—
Issuance of common shares related to employee stock transactions	68,013	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(6,966)	—	—	—	—	(6,966)	—	(6,966)	—
Stock-based compensation	—	—	15,536	—	—	—	—	15,536	—	15,536	—
Balances at June 30, 2025	6,748,088	$123	$1,327,872	$307,409	$586	5,563,805	$(739,594)	$896,396	$1,933	$898,329	$123,097

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

The Company provides investment management and related services to institutions and individuals. The Company's investment strategies are offered to institutional clients through institutional separate and commingled accounts, including subadvisory services to other investment advisers as well as collateral management of structured products. The Company’s retail investment management services are provided to individuals through products consisting of: mutual funds registered pursuant to the Investment Company Act of 1940, as amended that include U.S. retail funds, exchange-traded funds ("ETFs"), Undertaking for Collective Investment in Transferable Securities and Qualifying Investor Funds ("global funds" and collectively with U.S. retail funds and ETFs the "open-end funds"); closed-end funds (collectively with open-end funds, the "funds"); retail separate accounts sold through intermediaries and wealth advisory services provided to high net worth clients through our wealth management business.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Investment management fees
Open-end funds	$70,379	$79,883	$144,416	$158,563
Closed-end funds	14,881	14,405	29,734	28,799
Retail separate accounts	51,818	52,216	106,090	101,197
Institutional accounts	42,398	45,148	85,327	91,453
Total investment management fees	$179,476	$191,652	$365,567	$380,012

4. Intangible Assets, Net
Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2024	$809,064	$(473,133)	$335,931	$42,298	$378,229
Intangible amortization	—	(25,888)	(25,888)	—	(25,888)
Balances at June 30, 2025	$809,064	$(499,021)	$310,043	$42,298	$352,341
Definite-lived intangible asset amortization for the remainder of fiscal year 2025 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2025	$25,889
2026	50,797
2027	47,695
2028	42,033
2029	36,440
2030 and thereafter	107,189
Total	$310,043

5. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 14, at June 30, 2025 and December 31, 2024 were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Investment securities - fair value	$82,894	$83,771
Equity method investments (1)	18,921	20,286
Nonqualified retirement plan assets	18,812	15,159
Total investments	$120,627	$119,216

(1)    The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and in separate accounts. The composition of the Company’s investment securities - fair value was as follows:

	June 30, 2025		December 31, 2024
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$57,757	$59,489	$63,220	$63,296
Equity securities	18,193	21,059	17,406	19,019
Debt securities	2,363	2,346	1,457	1,456
Total investment securities - fair value	$78,313	$82,894	$82,083	$83,771
For the three and six months ended June 30, 2025, the Company recognized net realized losses of $0.2 million and $21.5 thousand, respectively, related to its investment securities - fair value. For the three and six months ended June 30, 2024, the Company recognized net realized gains of $1.0 million and $0.7 million, respectively, related to its investment securities - fair value.

6. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 14, as of June 30, 2025 and December 31, 2024 by fair value hierarchy level were as follows:
June 30, 2025

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$137,523	$—	$—	$137,523
Investment securities - fair value
Sponsored funds	59,489	—	—	59,489
Equity securities	21,059	—	—	21,059
Debt securities	—	2,346	—	2,346
Nonqualified retirement plan assets	18,812	—	—	18,812
Total assets measured at fair value	$236,883	$2,346	$—	$239,229

Liabilities
Contingent consideration	$—	$—	$20,000	$20,000
Total liabilities measured at fair value	$—	$—	$20,000	$20,000

December 31, 2024

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$225,736	$—	$—	$225,736
Investment securities - fair value
Sponsored funds	63,296	—	—	63,296
Equity securities	19,019	—	—	19,019
Debt securities	—	1,456	—	1,456
Nonqualified retirement plan assets	15,159	—	—	15,159
Total assets measured at fair value	$323,210	$1,456	$—	$324,666

Liabilities
Contingent consideration	$—	$—	$36,100	$36,100
Total liabilities measured at fair value	$—	$—	$36,100	$36,100
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

The following table presents a reconciliation of beginning and ending balances of the Company's contingent consideration liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Contingent consideration, beginning of period	$23,014	$41,708	$36,100	$56,200
Reduction for payments made	—	—	(13,086)	(14,492)
Increase (reduction) of liability related to re-measurement of fair value	(3,014)	(3,300)	(3,014)	(3,300)
Contingent consideration, end of period	$20,000	$38,408	$20,000	$38,408
The contingent consideration liability at June 30, 2025 of $20.0 million is related to the NFJ Group transaction. This liability is measured using an options pricing model valuation technique. The most significant unobservable inputs used relate to the revenue growth rates, discount rates (range of 6.06% - 6.12%) and the market price of risk adjustment (6.00%).

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

7. Equity Transactions
Dividends Declared
On May 14, 2025, the Company declared a quarterly cash dividend of $2.25 per common share to be paid on August 15, 2025 to shareholders of record at the close of business on July 31, 2025.

Common Stock Repurchases
During the three and six months ended June 30, 2025, the Company repurchased 175,872 and 287,072 common shares, respectively, under its share repurchase program at a weighted average price of $170.55 and $174.14 per share, respectively, for a total cost, including fees and expenses, of $30.0 million and $50.0 million, respectively. On May 14, 2025 the Board of Directors authorized an additional 750,000 shares to be repurchased under the program. As of June 30, 2025, 866,240 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

8. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock, may be granted to officers, employees and directors of the Company pursuant to the Company's Amended and Restated Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At June 30, 2025, 688,682 shares of common stock remained available for issuance of the 3,825,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense	$6,809	$9,189	$13,543	$16,020

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the six months ended June 30, 2025 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	317,489	$205.86
Granted	165,928	$173.71
Forfeited	(30,574)	$220.07
Settled	(103,231)	$201.96
Outstanding at June 30, 2025	349,612	$190.51
For the six months ended June 30, 2025 and 2024, a total of 40,064 and 45,117 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations and for which the Company paid $7.0 million and $10.4 million, respectively, in minimum employee tax withholding obligations. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the six months ended June 30, 2025 and 2024, the Company granted 37,777 and 26,757 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of June 30, 2025, unamortized stock-based compensation expense for unvested RSUs and PSUs was $39.8 million with a weighted-average remaining contractual life of 1.5 years.

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
The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net Income (Loss)	$42,743	$26,022	$70,795	$63,889
Noncontrolling interests	(370)	(8,408)	225	(16,417)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$42,373	$17,614	$71,020	$47,472
Shares:
Basic: Weighted-average number of shares outstanding	6,855	7,127	6,905	7,123
Plus: Incremental shares from assumed conversion of dilutive instruments	67	115	92	141
Diluted: Weighted-average number of shares outstanding	6,922	7,242	6,997	7,264
Earnings (Loss) per Share—Basic	$6.18	$2.47	$10.29	$6.66
Earnings (Loss) per Share—Diluted	$6.12	$2.43	$10.15	$6.54

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Restricted stock units	32	13	24	4
Total anti-dilutive securities	32	13	24	4

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 25.9% and 24.4% for the six months ended June 30, 2025 and 2024, respectively. The higher estimated effective tax rate for the six months ended June 30, 2025 was primarily due to a change in valuation allowances in the current year related to the tax effects of lower realized and unrealized gains on Company investments compared to the prior year.

On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing impacts of the OBBBA; however, the Company does not anticipate it will have a material impact on the Company’s consolidated financial statements.

11. Debt
Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. The Company repaid $1.4 million outstanding under the Term Loan during the six months ended June 30, 2025 and had $234.7 million outstanding under the Term Loan at June 30, 2025. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheets net of related debt issuance costs, which were $3.4 million as of June 30, 2025.

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

Redeemable noncontrolling interests for the six months ended June 30, 2025 included the following amounts:

(in thousands)	CIP	Noncontrolling Interests Investment Manager	Total
Balances at December 31, 2024	$45,667	$61,615	$107,282
Net income (loss) attributable to noncontrolling interests	2,152	3,139	5,291
Changes in redemption value (1)	—	(5,190)	(5,190)
Total net income (loss) attributable to noncontrolling interests	2,152	(2,051)	101
Investment management subsidiary equity sales (purchases)	—	(1,053)	(1,053)
Net subscriptions (redemptions) and other	19,008	(2,241)	16,767
Balances at June 30, 2025	$66,827	$56,270	$123,097
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

Accrued compensation associated with these awards was $18.0 million and $19.4 million at June 30, 2025 and December 31, 2024, respectively. Compensation expense related to these awards totaled $(0.8) million and $3.5 million for the six months ended June 30, 2025 and 2024, respectively.

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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025			December 31, 2024
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	GFs		CLOs	GFs
Cash and cash equivalents	$2,163	$66,224	$2,745	$5,179	$125,995	$3,247
Investments	50,324	2,090,912	106,444	40,678	2,141,626	88,413
Other assets	782	62,465	1,322	403	172,707	1,261
Notes payable	—	(2,021,538)	—	—	(2,171,946)	—
Securities purchased payable and other liabilities	(1,967)	(96,552)	(1,506)	(4,271)	(151,922)	(1,840)
Noncontrolling interests	(14,790)	(1,933)	(52,037)	(12,452)	(4,143)	(33,215)
Net interests in CIP	$36,512	$99,578	$56,968	$29,537	$112,317	$57,866

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included. At June 30, 2025, the Company consolidated seven CLOs. The financial information of CLOs is included on the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information.

Investments of CLOs
The CLOs held investments of $2.1 billion at June 30, 2025, consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2025 and 2033 and generally pay interest at SOFR plus a spread.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.3 billion at June 30, 2025, consisting of senior secured floating rate notes payable with a par value of $2.0 billion and subordinated notes with a par value of $239.8 million. These note obligations bear interest at variable rates based on SOFR plus a pre-defined spread.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at June 30, 2025, as shown in the table below:

(in thousands)
Subordinated notes	$98,431
Accrued investment management fees	1,147
Total Beneficial Interests	$99,578

The following table represents income and expenses of the consolidated CLOs included on the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Six Months Ended June 30, 2025
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(15,374)
Interest income	89,106
Total Income	73,732

Expenses:
Other operating expenses	1,193
Interest expense	68,036
Total Expense	69,229
Noncontrolling interests	326
Net Income (Loss) Attributable to CLOs	$4,829

The following table represents the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Six Months Ended June 30, 2025
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$257
Investment management fees	4,572
Total Economic Interests	$4,829

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 by fair value hierarchy level were as follows:
As of June 30, 2025

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$66,224	$—	$—	$66,224
Debt investments	5,064	2,131,343	73,846	2,210,253
Equity investments	36,639	10	778	37,427
Total assets measured at fair value	$107,927	$2,131,353	$74,624	$2,313,904
Liabilities
Notes payable	$—	$2,021,538	$—	$2,021,538
Short sales	287	—	—	287
Total liabilities measured at fair value	$287	$2,021,538	$—	$2,021,825

As of December 31, 2024

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$127,695	$—	$—	$127,695
Debt investments	—	2,239,924	6,676	2,246,600
Equity investments	22,993	111	1,013	24,117
Total assets measured at fair value	$150,688	$2,240,035	$7,689	$2,398,412
Liabilities
Notes payable	$—	$2,171,946	$—	$2,171,946
Short sales	356	—	—	356
Total liabilities measured at fair value	$356	$2,171,946	$—	$2,172,302

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

The securities purchased payable at June 30, 2025 and December 31, 2024 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Six Months Ended June 30,
(in thousands)	2025	2024
Balance at beginning of period	$7,689	$37,062
Realized and unrealized gains (losses), net	(1,722)	629
Purchases	2,377	31
Sales	(6,289)	(19,845)
Transfers to Level 2	(19,286)	(54,857)
Transfers from Level 2	91,855	73,963
Balance at end of period (1)	$74,624	$36,983
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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At June 30, 2025, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $25.0 million.

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

We offer investment strategies for institutional and individual investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternatives), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our institutional products are offered to a variety of institutional clients through institutional separate accounts and commingled accounts, including subadvisory services to other investment advisers as well as collateral management of structured products. Our retail products include open-end funds, closed-end funds and retail separate accounts.

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

Our retail distribution resources in the U.S. consist of regional sales professionals, a national account relationship group and specialized teams for retirement and exchange traded funds ("ETFs"). Our U.S. retail funds and retail separate accounts are distributed through financial intermediaries. We have broad distribution access in the U.S. retail market, with distribution partners that include national and regional broker-dealers, independent broker-dealers and registered investment advisers, banks and insurance companies. In many of these firms, we have a number of products that are on preferred "recommended" lists and on fee-based advisory programs. Our wealth management business is marketed directly to individual clients by financial advisory teams at our investment managers.

Financial Highlights
▪Total revenues were $210.5 million in the second quarter of 2025, a decrease of $13.9 million, or 6.2%, compared to total revenues of $224.4 million in the second quarter of 2024.
▪Operating income was $45.2 million in the second quarter of 2025, an increase of $1.0 million, or 2.3%, compared to $44.2 million in the second quarter of 2024.
▪Net income per diluted share was $6.12 in the second quarter of 2025, an increase of $3.69, or 151.9%, compared to net income per diluted share of $2.43 in the second quarter of 2024.

Assets Under Management
Total sales were $5.6 billion in the second quarter of 2025, a decrease of $0.6 billion, or 9.1%, from $6.1 billion in the second quarter of 2024. Net flows were $(3.9) billion in the second quarter of 2025 compared to net flows of $(2.6) billion in the second quarter of 2024.

At June 30, 2025, total assets under management were $170.7 billion, representing a decrease of $2.9 billion, or 1.7%, from June 30, 2024, and a decrease of $4.3 billion, or 2.5%, from December 31, 2024. The decrease in total assets under management from June 30, 2024 included $13.5 billion from net outflows and $2.7 billion from other activity partially offset by $13.3 billion from positive market performance. The decrease in total assets under management from December 31, 2024 included $6.9 billion from net outflows partially offset by $3.6 billion from positive market performance.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of June 30,		Change
(in millions)	2025	2024	$	%
Open-End Funds (1)	$55,653	$55,852	$(199)	(0.4)%
Closed-End Funds	10,481	9,915	566	5.7%
Retail Separate Accounts (2)	47,445	45,672	1,773	3.9%
Institutional Accounts (3)	57,131	62,146	(5,015)	(8.1)%
Total	$170,710	$173,585	$(2,875)	(1.7)%
Average Assets Under Management (4)	$170,274	$174,267	$(3,993)	(2.3)%
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

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Open-End Funds (1)
Beginning balance	$53,608	$57,818	$56,073	$56,062
Inflows	2,825	2,777	5,863	6,253
Outflows	(3,806)	(4,120)	(7,916)	(8,224)
Net flows	(981)	(1,343)	(2,053)	(1,971)
Market performance	3,211	(480)	1,961	2,080
Other (2)	(185)	(143)	(328)	(319)
Ending balance	$55,653	$55,852	$55,653	$55,852
Closed-End Funds
Beginning balance	$10,273	$10,064	$10,225	$10,026
Inflows	4	—	9	—
Outflows	(2)	(41)	(42)	(41)
Net flows	2	(41)	(33)	(41)
Market performance	378	83	635	322
Other (2)	(172)	(191)	(346)	(392)
Ending balance	$10,481	$9,915	$10,481	$9,915
Retail Separate Accounts (3)
Beginning balance	$46,920	$46,816	$49,536	$43,202
Inflows	1,468	2,172	3,210	4,545
Outflows	(2,264)	(1,688)	(4,674)	(3,383)
Net flows	(796)	484	(1,464)	1,162
Market performance	1,322	(1,631)	(625)	1,305
Other (2)	(1)	3	(2)	3
Ending balance	$47,445	$45,672	$47,445	$45,672
Institutional Accounts (4)
Beginning balance	$56,662	$64,613	$59,167	$62,969
Inflows	1,283	1,188	2,738	2,922
Outflows	(3,455)	(2,913)	(6,114)	(5,935)
Net flows	(2,172)	(1,725)	(3,376)	(3,013)
Market performance	2,844	(549)	1,674	2,452
Other (2)	(203)	(193)	(334)	(262)
Ending balance	$57,131	$62,146	$57,131	$62,146
Total
Beginning balance	$167,463	$179,311	$175,001	$172,259
Inflows	5,580	6,137	11,820	13,720
Outflows	(9,527)	(8,762)	(18,746)	(17,583)
Net flows	(3,947)	(2,625)	(6,926)	(3,863)
Market performance	7,755	(2,577)	3,645	6,159
Other (2)	(561)	(524)	(1,010)	(970)
Ending balance	$170,710	$173,585	$170,710	$173,585
(1)Represents assets under management of U.S. retail funds, global funds and ETFs.
(2)Represents open-end and closed-end fund distributions net of reinvestments, the impact of non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), current income or capital returned by structured products, and the use of leverage.
(3)Includes investment models provided to managed account sponsors.
(4)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of June 30,		Change		% of Total
(in millions)	2025	2024	$	%	2025	2024
Asset Class
Equity	$96,232	$99,224	$(2,992)	(3.0)%	56.3%	57.2%
Fixed income	38,594	36,970	1,624	4.4%	22.6%	21.3%
Multi-asset (1)	21,430	21,060	370	1.8%	12.6%	12.1%
Alternatives (2)	14,454	16,331	(1,877)	(11.5)%	8.5%	9.4%
Total	$170,710	$173,585	$(2,875)	(1.7)%	100.0%	100.0%

(1)    Consists of multi-asset offerings not included in equity, fixed income and alternatives.
(2)    Consists of real estate securities, managed futures, event-driven, infrastructure and other strategies.

Average Assets Under Management and Average Fees Earned
The following tables summarize the average management fees earned in basis points and average assets under management:

	Three Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (4)
	2025	2024	2025	2024
Products
Open-End Funds (1)	46.7	50.9	$53,742	$56,692
Closed-End Funds	58.6	58.6	10,183	9,894
Retail Separate Accounts (2)	42.9	43.3	46,637	46,816
Institutional Accounts (3)	31.8	30.7	56,397	61,773
All Products	41.3	42.2	$166,959	$175,175

	Six Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (4)
	2025	2024	2025	2024
Products
Open-End Funds (1)	47.3	50.4	$54,923	$56,760
Closed-End Funds	58.6	58.6	10,235	9,878
Retail Separate Accounts (2)	42.9	43.6	47,979	45,009
Institutional Accounts (3)	31.8	30.8	57,137	62,620
All Products	41.5	42.0	$170,274	$174,267
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

The average fee rate earned decreased for the three and six months ended June 30, 2025 compared to the same periods in the prior year primarily due to a shift in the asset mix in our open-end funds to certain strategies, which have a lower fee rate, partially offset by an increase in average fee rates of our institutional accounts due to the redemptions of lower fee earning assets.

Results of Operations
Summary Financial Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Investment management fees	$179,476	$191,652	$(12,176)	(6.4)%	$365,567	$380,012	$(14,445)	(3.8)%
Other revenue	31,049	32,732	(1,683)	(5.1)%	62,890	66,414	(3,524)	(5.3)%
Total revenues	210,525	224,384	(13,859)	(6.2)%	428,457	446,426	(17,969)	(4.0)%
Total operating expenses	165,315	180,179	(14,864)	(8.2)%	346,652	369,915	(23,263)	(6.3)%
Operating income (loss)	45,210	44,205	1,005	2.3%	81,805	76,511	5,294	6.9%
Other income (expense), net	(96)	(13,892)	13,796	(99.3)%	(7,738)	(8,391)	653	(7.8)%
Interest income (expense), net	10,032	7,457	2,575	34.5%	21,481	16,348	5,133	31.4%
Income (loss) before income taxes	55,146	37,770	17,376	46.0%	95,548	84,468	11,080	13.1%
Income tax expense (benefit)	12,403	11,748	655	5.6%	24,753	20,579	4,174	20.3%
Net income (loss)	42,743	26,022	16,721	64.3%	70,795	63,889	6,906	10.8%
Noncontrolling interests	(370)	(8,408)	8,038	(95.6)%	225	(16,417)	16,642	(101.4)%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$42,373	$17,614	$24,759	140.6%	$71,020	$47,472	$23,548	49.6%
Earnings (loss) per share-diluted	$6.12	$2.43	$3.69	151.9%	$10.15	$6.54	$3.61	55.2%
In the second quarter of 2025, total revenues decreased 6.2% to $210.5 million from $224.4 million in the second quarter of 2024, primarily as a result of decreased average assets under management. Operating income increased $1.0 million to $45.2 million in the second quarter of 2025 compared to $44.2 million in the second quarter of 2024, due primarily to decreased employment expenses and amortization expense.

Revenues
Revenues by source were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Investment management fees
Open-end funds	$70,379	$79,883	$(9,504)	(11.9)%	$144,416	$158,563	$(14,147)	(8.9)%
Closed-end funds	14,881	14,405	476	3.3%	29,734	28,799	935	3.2%
Retail separate accounts	51,818	52,216	(398)	(0.8)%	106,090	101,197	4,893	4.8%
Institutional accounts	42,398	45,148	(2,750)	(6.1)%	85,327	91,453	(6,126)	(6.7)%
Total investment management fees	179,476	191,652	(12,176)	(6.4)%	365,567	380,012	(14,445)	(3.8)%
Distribution and service fees	11,968	13,410	(1,442)	(10.8)%	24,721	27,440	(2,719)	(9.9)%
Administration and shareholder service fees	18,048	18,308	(260)	(1.4)%	36,055	36,986	(931)	(2.5)%
Other income and fees	1,033	1,014	19	1.9%	2,114	1,988	126	6.3%
Total Revenues	$210,525	$224,384	$(13,859)	(6.2)%	$428,457	$446,426	$(17,969)	(4.0)%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management agreements, which generally require monthly or quarterly payments. Investment management fees decreased by $12.2 million, or 6.4%, and $14.4 million, or 3.8%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to decreased average assets under management.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $1.4 million, or 10.8%, and $2.7 million, or 9.9%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to lower sales and average assets under management for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs and closed-end funds. Fund administration and shareholder service fees decreased by $0.3 million, or 1.4%, and $0.9 million, or 2.5%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year due to the decrease in average assets under management of our U.S. retail funds.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and certain ETFs. Other income and fees remained consistent during the three and six months ended June 30, 2025 compared to the same periods in the prior year.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Operating expenses
Employment expenses	$98,030	$105,667	$(7,637)	(7.2)%	$207,123	$220,830	$(13,707)	(6.2)%
Distribution and other asset-based expenses	21,975	23,695	(1,720)	(7.3)%	44,871	48,043	(3,172)	(6.6)%
Other operating expenses	32,564	33,050	(486)	(1.5)%	65,623	64,425	1,198	1.9%
Other operating expenses of CIP	810	2,909	(2,099)	(72.2)%	1,810	3,599	(1,789)	(49.7)%
Change in fair value of contingent consideration	(3,014)	(3,300)	286	(8.7)%	(3,014)	(3,300)	286	(8.7)%
Restructuring expense	—	690	(690)	(100.0)%	—	1,487	(1,487)	(100.0)%
Depreciation expense	2,006	2,270	(264)	(11.6)%	4,351	4,298	53	1.2%
Amortization expense	12,944	15,198	(2,254)	(14.8)%	25,888	30,533	(4,645)	(15.2)%
Total operating expenses	$165,315	$180,179	$(14,864)	(8.2)%	$346,652	$369,915	$(23,263)	(6.3)%

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses decreased by $7.6 million, or 7.2%, and $13.7 million, or 6.2%, for the three and six months ended June 30, 2025, respectively, primarily due to a decrease in profit- and sales-based compensation.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses decreased $1.7 million, or 7.3%, and $3.2 million, or 6.6%, for the three and six months ended June 30, 2025, respectively, primarily due to decreases in assets under management in share classes that have asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, software application and development expenses, professional fees, travel and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses decreased $0.5 million, or 1.5% for the three months ended June 30, 2025 primarily as a result of lower rent expense. Other operating expenses increased by $1.2 million, or 1.9%, for the six months ended June 30, 2025 compared to the same period in the prior year primarily due to costs associated with lease terminations during the first quarter of 2025.

Other Operating Expenses of CIP
Other operating expenses of CIP decreased by $2.1 million, or 72.2%, and $1.8 million, or 49.7%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to refinancing activities associated with two CLO's in the prior year periods.

Change in Fair Value of Contingent Consideration
Contingent consideration related to the Company's acquisitions are fair valued on each reporting date incorporating changes in various estimates, including underlying performance estimates, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The change in fair value of contingent consideration for the three and six months ended June 30, 2025 was primarily attributable to changes in underlying performance estimates and the passage of time.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense decreased by $0.3 million, or 11.6%, for the three months ended June 30, 2025 and remained consistent for the six months ended June 30, 2025, compared to the same periods in the prior year. The decrease in the three month period is primarily due to the prior year acceleration of depreciation on leasehold improvements associated with a terminated lease, partially offset by an increase as a result of software and equipment purchases.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense decreased $2.3 million, or 14.8%, and $4.6 million, or 15.2%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year, primarily due to intangible assets becoming fully amortized.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$3,971	$(1,553)	$5,524	(355.7)%	$2,980	$1,863	$1,117	60.0%
Realized and unrealized gain (loss) of CIP, net	(5,204)	(12,936)	7,732	(59.8)%	(12,853)	(11,401)	(1,452)	12.7%
Other income (expense), net	1,137	597	540	90.5%	2,135	1,147	988	86.1%
Total Other Income (Expense), net	$(96)	$(13,892)	$13,796	(99.3)%	$(7,738)	$(8,391)	$653	(7.8)%
Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three and six months ended June 30, 2025 by $5.5 million and $1.1 million, respectively, compared to the same periods in the prior year. The realized and unrealized gains and losses reflect changes in overall market conditions for the respective periods.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed by $7.7 million and $(1.5) million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The change for the three months ended June 30, 2025 consisted primarily of changes in net unrealized gains of $14.2 million related to the value of the notes payable, partially offset by net unrealized and realized losses of $6.4 million due to changes in market values of leveraged loans. The change for the six months ended June 30, 2025 consisted primarily of changes in net unrealized and realized losses of $45.7 million, due to changes in market values of leveraged loans, partially offset by net unrealized gains of $44.2 million related to the value of the notes payable.

Other income (expense), net
Other income (expense), net changed by $0.5 million and $1.0 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year due to changes in the gains and losses on our equity method investments, as well as foreign currency gains and losses.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Interest Income (Expense)
Interest expense	$(4,582)	$(5,611)	$1,029	(18.3)%	$(9,143)	$(11,292)	$2,149	(19.0)%
Interest and dividend income	2,054	2,643	(589)	(22.3)%	5,070	6,112	(1,042)	(17.0)%
Interest and dividend income of investments of CIP	46,037	52,385	(6,348)	(12.1)%	93,590	103,500	(9,910)	(9.6)%
Interest expense of CIP	(33,477)	(41,960)	8,483	(20.2)%	(68,036)	(81,972)	13,936	(17.0)%
Total Interest Income (Expense), net	$10,032	$7,457	$2,575	34.5%	$21,481	$16,348	$5,133	31.4%
Interest Expense
Interest expense decreased $1.0 million, or 18.3%, and $2.1 million, or 19.0%, for the three and six months ended June 30, 2025, respectively, primarily due to lower average debt outstanding and lower average interest rates during the current year periods.

Interest and Dividend Income
Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income decreased $0.6 million, or 22.3%, and $1.0 million, or 17.0%, during the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year primarily due to lower average interest rates and average investments in the current year period.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP decreased $6.3 million, or 12.1%, and $9.9 million, or 9.6%, for the three and six months ended June 30, 2025, respectively, compared to the same period in the prior year primarily due to lower average interest rates in the current year period.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased by $8.5 million, or 20.2%, and $13.9 million, or 17.0%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year, primarily due to lower average interest rates in the current year period.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 25.9% and 24.4% for the six months ended June 30, 2025 and 2024, respectively. The higher estimated effective tax rate for the six months ended June 30, 2025 was primarily due to a change in valuation allowances in the current year related to the tax effects of lower realized and unrealized gains on Company investments compared to the prior year.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	June 30, 2025	December 31, 2024	Change
(in thousands)			$	%
Balance Sheet Data
Cash and cash equivalents	$172,204	$265,888	$(93,684)	(35.2)%
Investments	120,627	119,216	1,411	1.2%
Contingent consideration	37,351	63,505	(26,154)	(41.2)%
Debt	231,279	232,130	(851)	(0.4)%
Redeemable noncontrolling interests	123,097	107,282	15,815	14.7%
Total equity	898,329	901,636	(3,307)	(0.4)%

	Six Months Ended June 30,		Change
(in thousands, Provided by (Used in);	2025	2024	$	%
Cash Flow Data
Operating activities	$71,970	$35,427	$36,543	103.2%
Investing activities	(4,012)	(3,800)	(212)	5.6%
Financing activities	(226,525)	(21,844)	(204,681)	937.0%

Overview
At June 30, 2025, we had $172.2 million of cash and cash equivalents and $120.6 million of investments, which included $82.9 million of investment securities, compared to $265.9 million of cash and cash equivalents and $119.2 million of investments, which included $83.8 million of investment securities, at December 31, 2024.

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

Capital and Reserve Requirements
Certain of our subsidiaries are registered with the SEC, Central Bank of Ireland, Financial Conduct Authority or other regulators that subject them to certain rules regarding minimum net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, or interruption of our business. At June 30, 2025, these subsidiaries were in compliance with all minimum net capital requirements.

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

Operating Cash Flow
Net cash provided by operating activities of $72.0 million for the six months ended June 30, 2025 increased by $36.5 million from net cash provided by operating activities of $35.4 million for the same period in the prior year primarily due to an increase of $36.4 million in net sales of investments by CIP in the current year period.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $4.0 million for the six months ended June 30, 2025 was consistent with net cash used in investing activities of $3.8 million for the same period in the prior year.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and purchases and sales of noncontrolling interests. Net cash used in financing activities of $226.5 million for the six months ended June 30, 2025 increased by $204.7 million from net cash used of $21.8 million for the same period in the prior year primarily due to a $173.9 million decrease in net borrowings of CIP and an increase of $32.5 million in repurchases of our common shares during the current year period.

Credit Agreement
The Company's credit agreement, as amended (the "Credit Agreement"), comprises (i) a $275.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2028, and (ii) a $175.0 million revolving credit facility with a five-year term expiring in September 2026. The Company repaid $1.4 million outstanding under the Term Loan during the six months ended June 30, 2025 and had $234.7 million outstanding under the Term Loan at June 30, 2025. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheets net of related debt issuance costs, which were $3.4 million as of June 30, 2025.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2024 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended June 30, 2025.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and six months ended June 30, 2025, there were no material changes to the information contained in Part II, Item 7A of the Company's 2024 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
An aggregate of 6,430,045 shares of our common stock have been authorized to be repurchased under a share repurchase program since it was initially approved in 2010 by our Board of Directors. On May 15, 2025 the Board of Directors authorized an additional 750,000 shares to be repurchased under the program. As of June 30, 2025, 866,240 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended June 30, 2025.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2025	5,433	$153.32	5,433	286,679
May 1-31, 2025	102,438	$169.37	102,438	934,241
June 1-30, 2025	68,001	$173.70	68,001	866,240
Total	175,872		175,872
(1)Average price paid per share is calculated on a settlement basis and excludes commissions and taxes.

Item 5.    Other Information
During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Dated: August 7, 2025

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)