Form 10-Q
period 2025-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2025-11-07
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 6,754,405 as of October 31, 2025.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$370,563	$265,888
Investments	149,512	119,216
Accounts receivable, net	106,470	117,207
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	90,769	133,694
Cash pledged or on deposit of CIP	911	727
Investments of CIP	2,238,718	2,270,717
Other assets of CIP	52,463	174,371
Furniture, equipment and leasehold improvements, net	22,689	22,718
Operating lease right-of-use assets	76,894	57,131
Intangible assets, net	339,396	378,229
Goodwill	397,098	397,098
Deferred taxes, net	19,081	23,206
Other assets	41,773	34,292
Total assets	$3,906,337	$3,994,494
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$162,566	$224,501
Accounts payable and accrued liabilities	51,663	49,492
Contingent consideration	37,351	63,505
Debt	390,622	232,130
Operating lease liabilities	94,255	70,037
Other liabilities	20,388	15,932
Liabilities of CIP
Notes payable of CIP	2,030,580	2,171,946
Securities purchased payable and other liabilities of CIP	95,944	158,033
Total liabilities	2,883,369	2,985,576
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interests	103,191	107,282
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,317,249 shares issued and 6,753,444 shares outstanding at September 30, 2025; and 12,243,880 shares issued and 6,967,147 shares outstanding at December 31, 2024	123	122
Additional paid-in capital	1,335,254	1,319,108
Retained earnings (accumulated deficit)	322,321	268,221
Accumulated other comprehensive income (loss)	598	(364)
Treasury stock, at cost, 5,563,805 and 5,276,733 shares at September 30, 2025 and December 31, 2024, respectively	(739,594)	(689,594)
Total equity attributable to Virtus Investment Partners, Inc.	918,702	897,493
Noncontrolling interests	1,075	4,143
Total equity	919,777	901,636
Total liabilities and equity	$3,906,337	$3,994,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues
Investment management fees	$183,762	$193,843	$549,329	$573,855
Distribution and service fees	12,517	13,567	37,238	41,007
Administration and shareholder service fees	18,869	18,560	54,924	55,546
Other income and fees	1,237	1,059	3,351	3,047
Total revenues	216,385	227,029	644,842	673,455
Operating Expenses
Employment expenses	98,807	105,555	305,930	326,385
Distribution and other asset-based expenses	22,034	24,175	66,905	72,218
Other operating expenses	32,428	30,363	98,051	94,788
Other operating expenses of consolidated investment products ("CIP")	496	465	2,306	4,064
Change in fair value of contingent consideration	—	(4,000)	(3,014)	(7,300)
Restructuring expense	693	—	693	1,487
Depreciation expense	1,922	2,330	6,273	6,628
Amortization expense	12,945	12,883	38,833	43,416
Total operating expenses	169,325	171,771	515,977	541,686
Operating Income (Loss)	47,060	55,258	128,865	131,769
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	2,257	4,552	5,237	6,415
Realized and unrealized gain (loss) of CIP, net	(14,913)	(5,128)	(27,766)	(16,529)
Other income (expense), net	536	548	2,671	1,695
Total other income (expense), net	(12,120)	(28)	(19,858)	(8,419)
Interest Income (Expense)
Interest expense	(5,299)	(5,807)	(14,442)	(17,099)
Interest and dividend income	2,200	2,913	7,270	9,025
Interest and dividend income of investments of CIP	45,918	50,628	139,508	154,128
Interest expense of CIP	(33,310)	(38,063)	(101,346)	(120,035)
Total interest income (expense), net	9,509	9,671	30,990	26,019
Income (Loss) Before Income Taxes	44,449	64,901	139,997	149,369
Income tax expense (benefit)	13,108	15,797	37,861	36,376
Net Income (Loss)	31,341	49,104	102,136	112,993
Noncontrolling interests	585	(8,124)	810	(24,541)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$31,926	$40,980	$102,946	$88,452
Earnings (Loss) per Share—Basic	$4.73	$5.80	$15.02	$12.45
Earnings (Loss) per Share—Diluted	$4.65	$5.71	$14.81	$12.23
Weighted Average Shares Outstanding—Basic	6,757	7,071	6,854	7,105
Weighted Average Shares Outstanding—Diluted	6,867	7,176	6,953	7,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net Income (Loss)	$31,341	$49,104	$102,136	$112,993
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $226 and $(144) for the three months ended September 30, 2025 and 2024, respectively and $(105) and $(106) for the nine months ended September 30, 2025 and 2024, respectively	12	430	962	317
Other comprehensive income (loss)	12	430	962	317
Comprehensive income (loss)	31,353	49,534	103,098	113,310
Comprehensive (income) loss attributable to noncontrolling interests	585	(8,124)	810	(24,541)
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$31,938	$41,410	$103,908	$88,769
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$102,136	$112,993
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	48,080	52,851
Stock-based compensation	19,231	24,259
Equity in earnings of equity method investments	(2,698)	(2,097)
Distributions from equity method investments	3,639	3,227
Realized and unrealized (gains) losses on investments, net	(5,238)	(6,417)
Change in fair value of contingent consideration	(3,014)	(7,300)
Lease termination	—	(1,318)
Deferred taxes, net	6,501	2,226
Changes in operating assets and liabilities:
Sales (purchases) of investments, net	(21,859)	(16,322)
Accounts receivable, net and other assets	14,196	9,994
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(61,429)	(60,793)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	19,931	10,073
Purchases of investments by CIP	(799,487)	(924,052)
Sales of investments by CIP	861,104	907,925
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(112)	(353)
Change in other assets and liabilities of CIP	(736)	(2,221)
Amortization of discount on notes payable of CIP	—	1,887
Net cash provided by (used in) operating activities	180,245	104,562
Cash Flows from Investing Activities:
Capital expenditures	(5,946)	(3,658)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	522	(1,158)
Net cash provided by (used in) investing activities	(5,424)	(4,816)
Cash Flows from Financing Activities:
Repayments on credit agreement	(39,254)	(17,063)
Refinancing of credit agreement	201,191	—
Payment of deferred financing costs	(7,132)	—
Common stock dividends paid	(48,326)	(42,256)
Repurchase of common shares	(50,000)	(32,368)
Payment of contingent consideration	(23,140)	(24,234)
Taxes paid related to net share settlement of restricted stock units	(7,639)	(11,271)
Investment management subsidiary equity sales (purchases)	(15,849)	(29,014)
Net contributions from (distributions to) noncontrolling interests	9,499	23,894
Payments on borrowings by CIP	(133,596)	(735,258)
Borrowings by CIP	—	738,064
Net cash provided by (used in) financing activities	(114,246)	(129,506)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,359	659
Net increase (decrease) in cash, cash equivalents and restricted cash	61,934	(29,101)
Cash, cash equivalents and restricted cash, beginning of period	400,309	341,014
Cash, cash equivalents and restricted cash, end of period	$462,243	$311,913

Non-Cash Financing Activities:
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$(10)	$(26,276)
Common stock dividends payable	$16,208	$15,950

(in thousands)	September 30, 2025	December 31, 2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$370,563	$265,888
Cash and cash equivalents of CIP	90,769	133,694
Cash pledged or on deposit of CIP	911	727
Cash, cash equivalents and restricted cash at end of period	$462,243	$400,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at June 30, 2024	7,082,071	$122	$1,304,176	$226,540	$(200)	5,151,707	$(661,963)	$868,675	$3,443	$872,118	$129,450
Net income (loss)	—	—	—	40,980	—	—	—	40,980	401	41,381	7,723
Foreign currency translation adjustments	—	—	—	—	430	—	—	430	—	430	—
Net subscriptions (redemptions) and other	—	—	5,187	—	—	—	—	5,187	(168)	5,019	(39,062)
Cash dividends declared ($2.25 per common share)	—	—	—	(16,222)	—	—	—	(16,222)	—	(16,222)	—
Repurchases of common shares	(72,850)	—	—	—	—	72,850	(14,869)	(14,869)	—	(14,869)	—
Issuance of common shares related to employee stock transactions	7,212	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(827)	—	—	—	—	(827)	—	(827)	—
Stock-based compensation	—	—	5,692	—	—	—	—	5,692	—	5,692	—
Balances at September 30, 2024	7,016,433	$122	$1,314,228	$251,298	$230	5,224,557	$(676,832)	$889,046	$3,676	$892,722	$98,111
Balances at June 30, 2025	6,748,088	$123	$1,327,872	$307,409	$586	5,563,805	$(739,594)	$896,396	$1,933	$898,329	$123,097
Net income (loss)	—	—	—	31,926	—	—	—	31,926	(606)	31,320	21
Foreign currency translation adjustments	—	—	—	—	12	—	—	12	—	12	—
Net subscriptions (redemptions) and other	—	—	2,262	—	—	—	—	2,262	(252)	2,010	(19,927)
Cash dividends declared ($2.40 per common share)	—	—	—	(17,014)	—	—	—	(17,014)	—	(17,014)	—
Issuance of common shares related to employee stock transactions	5,356	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(673)	—	—	—	—	(673)	—	(673)	—
Stock-based compensation	—	—	5,793	—	—	—	—	5,793	—	5,793	—
Balances at September 30, 2025	6,753,444	$123	$1,335,254	$322,321	$598	5,563,805	$(739,594)	$918,702	$1,075	$919,777	$103,191

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2023	7,087,728	$122	$1,300,999	$207,356	$(87)	5,075,500	$(644,464)	$863,926	$4,363	$868,289	$104,869
Net income (loss)	—	—	—	88,452	—	—	—	88,452	119	88,571	24,422
Foreign currency translation adjustments	—	—	—	—	317	—	—	317	—	317	—
Net subscriptions (redemptions) and other	—	—	5,249	—	—	—	—	5,249	(806)	4,443	(31,180)
Cash dividends declared ($6.05 per common share)	—	—	—	(44,510)	—	—	—	(44,510)	—	(44,510)	—
Repurchases of common shares	(149,057)	—	—	—	—	149,057	(32,368)	(32,368)	—	(32,368)	—
Issuance of common shares related to employee stock transactions	77,762	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(11,271)	—	—	—	—	(11,271)	—	(11,271)	—
Stock-based compensation	—	—	19,251	—	—	—	—	19,251	—	19,251	—
Balances at September 30, 2024	7,016,433	$122	$1,314,228	$251,298	$230	5,224,557	$(676,832)	$889,046	$3,676	$892,722	$98,111
Balances at December 31, 2024	6,967,147	$122	$1,319,108	$268,221	$(364)	5,276,733	$(689,594)	$897,493	$4,143	$901,636	$107,282
Net income (loss)	—	—	—	102,946	—	—	—	102,946	(932)	102,014	122
Foreign currency translation adjustments	—	—	—	—	962	—	—	962	—	962	—
Net subscriptions (redemptions) and other	—	—	2,457	—	—	—	—	2,457	(2,136)	321	(4,213)
Cash dividends declared ($6.90 per common share)	—	—	—	(48,846)	—	—	—	(48,846)	—	(48,846)	—
Repurchases of common shares	(287,072)	1	(1)	—	—	287,072	(50,000)	(50,000)	—	(50,000)	—
Issuance of common shares related to employee stock transactions	73,369	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(7,639)	—	—	—	—	(7,639)	—	(7,639)	—
Stock-based compensation	—	—	21,329	—	—	—	—	21,329	—	21,329	—
Balances at September 30, 2025	6,753,444	$123	$1,335,254	$322,321	$598	5,563,805	$(739,594)	$918,702	$1,075	$919,777	$103,191

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
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Recent Accounting Pronouncements
New Accounting Standards Implemented
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740). This standard updates income tax disclosure requirements by requiring disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The Company adopted this standard on January 1, 2025. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40). The standard amends certain aspects of the accounting for internal-use software costs by requiring an entity to capitalize software costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2027. Early adoption is permitted using a prospective, modified or retrospective transition approach. The Company is in the process of evaluating the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its condensed consolidated financial statements.

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

Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Investment management fees
Open-end funds	$73,270	$79,428	$217,686	$237,991
Closed-end funds	15,635	14,942	45,369	43,741
Retail separate accounts	52,172	52,068	158,262	153,265
Institutional accounts	42,685	47,405	128,012	138,858
Total investment management fees	$183,762	$193,843	$549,329	$573,855

4. Intangible Assets, Net
Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2024	$809,064	$(473,133)	$335,931	$42,298	$378,229
Intangible amortization	—	(38,833)	(38,833)	—	(38,833)
Balances at September 30, 2025	$809,064	$(511,966)	$297,098	$42,298	$339,396
Definite-lived intangible asset amortization for the remainder of fiscal year 2025 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2025	12,944
2026	50,797
2027	47,695
2028	42,033
2029	36,440
2030 and thereafter	107,189
Total	$297,098

5. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 14, at September 30, 2025 and December 31, 2024 were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Investment securities - fair value	$110,561	$83,771
Equity method investments (1)	19,345	20,286
Nonqualified retirement plan assets	19,606	15,159
Total investments	$149,512	$119,216
(1)    The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and in separate accounts. The composition of the Company’s investment securities - fair value was as follows:

	September 30, 2025		December 31, 2024
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$53,466	$56,383	$63,220	$63,296
Equity securities	19,020	22,124	17,406	19,019
Debt securities	32,059	32,054	1,457	1,456
Total investment securities - fair value	$104,545	$110,561	$82,083	$83,771
For the three and nine months ended September 30, 2025, the Company recognized net realized gains of $0.8 million and $0.8 million, respectively, related to its investment securities - fair value. For the three and nine months ended September 30, 2024, the Company recognized net realized gains of $0.5 million and $1.2 million, respectively, related to its investment securities - fair value.

6. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 14, as of September 30, 2025 and December 31, 2024 by fair value hierarchy level were as follows:
September 30, 2025

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$331,918	$—	$—	$331,918
Investment securities - fair value
Sponsored funds	56,383	—	—	56,383
Equity securities	22,124	—	—	22,124
Debt securities	—	2,403	29,651	32,054
Nonqualified retirement plan assets	19,606	—	—	19,606
Total assets measured at fair value	$430,031	$2,403	$29,651	$462,085

Liabilities
Contingent consideration	$—	$—	$20,000	$20,000
Total liabilities measured at fair value	$—	$—	$20,000	$20,000

December 31, 2024

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$225,736	$—	$—	$225,736
Investment securities - fair value
Sponsored funds	63,296	—	—	63,296
Equity securities	19,019	—	—	19,019
Debt securities	—	1,456	—	1,456
Nonqualified retirement plan assets	15,159	—	—	15,159
Total assets measured at fair value	$323,210	$1,456	$—	$324,666

Liabilities
Contingent consideration	$—	$—	$36,100	$36,100
Total liabilities measured at fair value	$—	$—	$36,100	$36,100
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

Debt securities represent investments in corporate and government bonds and the note securities of collateralized loan obligations ("CLO"). The fair values of corporate and government bonds traded on active markets are valued at the official closing price on the exchange on which the securities are primarily traded and are categorized as Level 1. Debt securities for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service, are categorized as Level 2. The fair values of note securities of CLOs are based on valuations received from an independent valuation firm and are categorized as Level 3.

The following table presents a reconciliation of beginning and ending balances of the Company's Level 3 debt securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Debt securities, beginning of period	$—	$—	$—	$—
Purchases (sales), net	29,651	24,443	29,651	24,443
Debt securities, end of period	$29,651	$24,443	$29,651	$24,443

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

The following table presents a reconciliation of beginning and ending balances of the Company's contingent consideration liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contingent consideration, beginning of period	$20,000	$38,408	$36,100	$56,200
Reduction for payments made	—	—	(13,086)	(14,492)
Increase (reduction) of liability related to re-measurement of fair value	—	(4,000)	(3,014)	(7,300)
Contingent consideration, end of period	$20,000	$34,408	$20,000	$34,408
The contingent consideration liability at September 30, 2025 of $20.0 million is related to the NFJ Group transaction. This liability is measured using an options pricing model valuation technique. The most significant unobservable inputs used relate to the revenue growth rates, discount rates (range of 6.06% - 6.12%) and the market price of risk adjustment (6.00%).

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

7. Equity Transactions
Dividends Declared
On August 13, 2025, the Company declared a quarterly cash dividend of $2.40 per common share to be paid on November 14, 2025 to shareholders of record at the close of business on October 31, 2025.

Common Stock Repurchases
During the nine months ended September 30, 2025, the Company repurchased 287,072 common shares under its share repurchase program at a weighted average price of $174.14 per share, for a total cost, including fees and expenses, of $50.0 million. On May 14, 2025 the Board of Directors authorized an additional 750,000 shares to be repurchased under the program. There were no share repurchases during the three months ended September 30, 2025. As of September 30, 2025, 866,240 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

8. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock, may be granted to officers, employees and directors of the Company pursuant to the Company's Amended and Restated Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At September 30, 2025, 688,839 shares of common stock remained available for issuance of the 3,825,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense	$5,688	$8,239	$19,231	$24,259

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the nine months ended September 30, 2025 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	317,489	$205.86
Granted	167,110	$173.85
Forfeited	(31,913)	$218.76
Settled	(112,055)	$202.91
Outstanding at September 30, 2025	340,631	$189.92
For the nine months ended September 30, 2025 and 2024, a total of 43,532 and 49,086 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations and for which the Company paid $7.6 million and $11.3 million, respectively, in minimum employee tax withholding obligations. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the nine months ended September 30, 2025 and 2024, the Company granted 37,777 and 26,757 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method for awards that contain a performance metric that represents a "performance condition" in accordance with Accounting Standards Codification ("ASC") 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of September 30, 2025, unamortized stock-based compensation expense for unvested RSUs and PSUs was $34.1 million with a weighted-average remaining contractual life of 1.3 years.

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
The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net Income (Loss)	$31,341	$49,104	$102,136	$112,993
Noncontrolling interests	585	(8,124)	810	(24,541)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$31,926	$40,980	$102,946	$88,452
Shares:
Basic: Weighted-average number of shares outstanding	6,757	7,071	6,854	7,105
Plus: Incremental shares from assumed conversion of dilutive instruments	110	105	99	129
Diluted: Weighted-average number of shares outstanding	6,867	7,176	6,953	7,234
Earnings (Loss) per Share—Basic	$4.73	$5.80	$15.02	$12.45
Earnings (Loss) per Share—Diluted	$4.65	$5.71	$14.81	$12.23

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Restricted stock units	2	12	26	—
Total anti-dilutive securities	2	12	26	—

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 27.0% and 24.4% for the nine months ended September 30, 2025 and 2024, respectively. The higher estimated effective tax rate for the nine months ended September 30, 2025 was primarily due to a change in valuation allowances in the current year related to the tax effects of lower realized and unrealized gains on Company investments compared to the prior year.

On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company will continue to evaluate the potential impact of the OBBBA on future periods as further guidance becomes available; however, the Company does not anticipate it will have a material impact on the Company’s consolidated financial statements.

11. Debt
Credit Agreement
On September 26, 2025, the Company refinanced its existing credit agreement by entering into a new credit agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a $400.0 million term loan for the Company with a seven-year term (the "Term Loan") expiring in September 2032, and (ii) a $250.0 million revolving credit facility with a five-year term expiring in September 2030. A portion of the proceeds of the refinancing have been used to repay the $234.7 million outstanding on the previous term loan. The Company has the right, subject to customary conditions specified in the Credit Agreement, to request additional revolving credit facility commitments and additional term loans to be made under the Credit Agreement. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheets net of related debt issuance costs, which were $9.4 million as of September 30, 2025.

Amounts outstanding under the Credit Agreement bear interest at an annual rate equal to, at the option of the Company, either Term SOFR for interest periods of one, three or six months or an alternate base rate, in either case plus an applicable margin. The applicable margins are 2.25%, in the case of a SOFR-based Term Loan, and 1.25%, in the case of an alternate base rate loan. The Company is also required to pay a quarterly commitment fee on the average unused amount of the revolving credit facility which ranges from 0.15% to 0.25%, based on the secured net leverage ratio of the Company as of the last day of the preceding fiscal quarter.

The Term Loan will amortize at the rate of 1.00% per annum, payable in equal quarterly installments on the last day of each March, June, September and December (commencing on December 31, 2025), based on the aggregate principal amount of the Term Loan's outstanding balance on the closing date. In addition, the Credit Agreement requires that the term loans be mandatorily prepaid with excess cash flow each fiscal year commencing with the fiscal year ended December 31, 2026 if the secured net leverage ratio at the end of such excess cash flow period is (a) greater than 3:1, 50%, (b) greater than or equal to 2.5:1 but less than or equal to 3:1, 25%, and (c) less than 2.5:1, 0%, (d) 50% of the net proceeds of certain asset sales, casualty or condemnation events, subject to customary reinvestment rights; and (e) 100% of the proceeds of any indebtedness incurred to refinance the term loans or other refinancing indebtedness as well as indebtedness incurred other than indebtedness permitted to be incurred by the Credit Agreement. At any time, upon timely notice, the Company may terminate the Credit Agreement in full, reduce the commitment under the facility in minimum specified increments or prepay loans in whole or in part, and in the case of any term loans that are prepaid in connection with a “repricing transaction” occurring within the six-month period following the closing date of the Credit Agreement, a 1.00% premium.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that affect, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, merge or dissolve, make investments, dispose of assets, engage in sale and leaseback transactions, make distributions and dividends and prepayments of junior indebtedness, engage in transactions with affiliates, enter into restrictive agreements, amend documentation governing junior indebtedness, modify its fiscal year and modify its organizational documents, subject to customary exceptions, thresholds and qualifications. In addition, the Credit Agreement contains a financial performance covenant that is only applicable when greater than 35% of the revolving credit facility is outstanding, requiring a maximum leverage ratio, as of the last day of each of the four fiscal quarter periods, of no greater than the levels set forth in the Credit Agreement.

Future minimum Term Loan payments (exclusive of any mandatory excess cash flow repayments) as of September 30, 2025 were as follows:

Amount
Year	(in thousands)
Remainder of 2025	$1,000
2026	4,000
2027	4,000
2028	4,000
2029	4,000
2030 and thereafter	383,000
Total	$400,000

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

Redeemable noncontrolling interests for the nine months ended September 30, 2025 included the following amounts:

	Redeemable Noncontrolling Interests
(in thousands)	CIP	Investment Manager	Total
Balances at December 31, 2024	$45,667	$61,615	$107,282
Net income (loss) attributable to noncontrolling interests	2,755	4,524	7,279
Changes in redemption value (1)	—	(7,157)	(7,157)
Total net income (loss) attributable to noncontrolling interests	2,755	(2,633)	122
Investment management subsidiary equity sales (purchases)	—	(15,849)	(15,849)
Net subscriptions (redemptions) and other	16,063	(4,427)	11,636
Balances at September 30, 2025	$64,485	$38,706	$103,191
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

Accrued compensation associated with these awards was $16.5 million and $19.4 million at September 30, 2025 and December 31, 2024, respectively. Compensation expense related to these awards totaled $(1.4) million and $5.5 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025			December 31, 2024
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	GFs		CLOs	GFs
Cash and cash equivalents	$4,048	$85,952	$1,680	$5,179	$125,995	$3,247
Investments	52,332	2,079,838	106,548	40,678	2,141,626	88,413
Other assets	605	50,259	1,599	403	172,707	1,261
Notes payable	—	(2,030,580)	—	—	(2,171,946)	—
Securities purchased payable and other liabilities	(371)	(94,366)	(1,207)	(4,271)	(151,922)	(1,840)
Noncontrolling interests	(14,512)	(1,075)	(49,973)	(12,452)	(4,143)	(33,215)
Net interests in CIP	$42,102	$90,028	$58,647	$29,537	$112,317	$57,866

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included. At September 30, 2025, the Company consolidated seven CLOs. On September 12, 2025, the Company issued a new CLO and in conjunction with the issuance, made a $29.7 million investment in the subordinated notes. The financial information of CLOs is included in the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information.

Investments of CLOs
The CLOs held investments of $2.1 billion at September 30, 2025, consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2025 and 2033 and generally pay interest at SOFR plus a spread.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.3 billion at September 30, 2025, consisting of senior secured floating rate notes payable with a par value of $2.0 billion and subordinated notes with a par value of $238.8 million. These note obligations bear interest at variable rates based on SOFR plus a pre-defined spread.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at September 30, 2025, as shown in the table below:

(in thousands)
Subordinated notes	$88,609
Accrued investment management fees	1,419
Total Beneficial Interests	$90,028

The following table represents income and expenses of the consolidated CLOs included in the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Nine Months Ended September 30, 2025
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(31,172)
Interest income	133,080
Total Income	101,908

Expenses:
Other operating expenses	1,322
Interest expense	101,346
Total Expense	102,668
Noncontrolling interests	932
Net Income (Loss) Attributable to CLOs	$172

The following table represents the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Nine Months Ended September 30, 2025
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(6,795)
Investment management fees	6,967
Total Economic Interests	$172

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 by fair value hierarchy level were as follows:

As of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$85,952	$—	$—	$85,952
Debt investments	53	2,163,678	28,649	2,192,380
Equity investments	45,736	25	577	46,338
Total assets measured at fair value	$131,741	$2,163,703	$29,226	$2,324,670
Liabilities
Notes payable	$—	$2,030,580	$—	$2,030,580
Short sales	272	—	—	272
Total liabilities measured at fair value	$272	$2,030,580	$—	$2,030,852

As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$127,695	$—	$—	$127,695
Debt investments	—	2,239,924	6,676	2,246,600
Equity investments	22,993	111	1,013	24,117
Total assets measured at fair value	$150,688	$2,240,035	$7,689	$2,398,412
Liabilities
Notes payable	$—	$2,171,946	$—	$2,171,946
Short sales	356	—	—	356
Total liabilities measured at fair value	$356	$2,171,946	$—	$2,172,302

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

The securities purchased payable at September 30, 2025 and December 31, 2024 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Balance at beginning of period	$7,689	$37,062
Realized and unrealized gains (losses), net	(1,872)	918
Purchases	2,398	19
Sales	(49,282)	(36,452)
Transfers to Level 2	(50,208)	(71,236)
Transfers from Level 2	120,501	125,527
Balance at end of period (1)	$29,226	$55,838
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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At September 30, 2025, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $25.8 million.

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

Financial Highlights
▪Total revenues were $216.4 million in the third quarter of 2025, a decrease of $10.6 million, or 4.7%, compared to total revenues of $227.0 million in the third quarter of 2024.
▪Operating income was $47.1 million in the third quarter of 2025, a decrease of $8.2 million, or 14.8%, compared to $55.3 million in the third quarter of 2024.
▪Net income per diluted share was $4.65 in the third quarter of 2025, a decrease of $1.06, or 18.6%, compared to net income per diluted share of $5.71 in the third quarter of 2024.

Assets Under Management
Total sales were $6.3 billion in the third quarter of 2025, a decrease of $0.3 billion, or 4.9%, from $6.6 billion in the third quarter of 2024. Net flows were $(3.9) billion in the third quarter of 2025 compared to net flows of $(1.7) billion in the third quarter of 2024.

At September 30, 2025, total assets under management were $169.3 billion, representing a decrease of $14.4 billion, or 7.8%, from September 30, 2024, and a decrease of $5.7 billion, or 3.2%, from December 31, 2024. The decrease in total assets under management from September 30, 2024 primarily included $15.6 billion from net outflows partially offset by $3.8 billion from positive market performance. The decrease in total assets under management from December 31, 2024 included $10.8 billion from net outflows partially offset by $6.6 billion from positive market performance.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of September 30,		Change
(in millions)	2025	2024	$	%
Open-End Funds (1)	$55,724	$58,100	$(2,376)	(4.1)%
Closed-End Funds	10,867	10,432	435	4.2%
Retail Separate Accounts (2)	46,798	50,610	(3,812)	(7.5)%
Institutional Accounts (3)	55,936	64,600	(8,664)	(13.4)%
Total	$169,325	$183,742	$(14,417)	(7.8)%
Average Assets Under Management (4)	$170,275	$174,841	$(4,566)	(2.6)%
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

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Open-End Funds (1)
Beginning balance	$55,653	$55,852	$56,073	$56,062
Inflows	2,815	3,118	8,678	9,371
Outflows	(3,901)	(4,143)	(11,817)	(12,367)
Net flows	(1,086)	(1,025)	(3,139)	(2,996)
Market performance	1,335	3,410	3,296	5,490
Other (2)	(178)	(137)	(506)	(456)
Ending balance	$55,724	$58,100	$55,724	$58,100
Closed-End Funds
Beginning balance	$10,481	$9,915	$10,225	$10,026
Inflows	3	—	12	—
Outflows	(10)	—	(52)	(41)
Net flows	(7)	—	(40)	(41)
Market performance	581	845	1,216	1,167
Other (2)	(188)	(328)	(534)	(720)
Ending balance	$10,867	$10,432	$10,867	$10,432
Retail Separate Accounts (3)
Beginning balance	$47,445	$45,672	$49,536	$43,202
Inflows	1,449	2,260	4,659	6,805
Outflows	(2,666)	(1,829)	(7,340)	(5,212)
Net flows	(1,217)	431	(2,681)	1,593
Market performance	579	4,507	(46)	5,812
Other (2)	(9)	—	(11)	3
Ending balance	$46,798	$50,610	$46,798	$50,610
Institutional Accounts (4)
Beginning balance	$57,131	$62,146	$59,167	$62,969
Inflows	2,006	1,219	4,744	4,141
Outflows	(3,548)	(2,349)	(9,662)	(8,284)
Net flows	(1,542)	(1,130)	(4,918)	(4,143)
Market performance	498	3,790	2,172	6,242
Other (2)	(151)	(206)	(485)	(468)
Ending balance	$55,936	$64,600	$55,936	$64,600
Total
Beginning balance	$170,710	$173,585	$175,001	$172,259
Inflows	6,273	6,597	18,093	20,317
Outflows	(10,125)	(8,321)	(28,871)	(25,904)
Net flows	(3,852)	(1,724)	(10,778)	(5,587)
Market performance	2,993	12,552	6,638	18,711
Other (2)	(526)	(671)	(1,536)	(1,641)
Ending balance	$169,325	$183,742	$169,325	$183,742
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
(4)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of September 30,		Change		% of Total
(in millions)	2025	2024	$	%	2025	2024
Asset Class
Equity	$92,066	$106,784	$(14,718)	(13.8)%	54.4%	58.1%
Fixed income	39,750	39,014	736	1.9%	23.5%	21.2%
Multi-asset (1)	22,078	21,619	459	2.1%	13.0%	11.8%
Alternatives (2)	15,431	16,325	(894)	(5.5)%	9.1%	8.9%
Total	$169,325	$183,742	$(14,417)	(7.8)%	100.0%	100.0%

(1)    Consists of multi-asset offerings not included in equity, fixed income and alternatives.
(2)    Consists of real estate securities, managed futures, event-driven, infrastructure and other strategies.

Average Assets Under Management and Average Fees Earned
The following tables summarize the average management fees earned in basis points and average assets under management:

	Three Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (4)
	2025	2024	2025	2024
Products
Open-End Funds (1)	47.0	49.7	$55,889	$56,731
Closed-End Funds	58.5	58.5	10,598	10,159
Retail Separate Accounts (2)	41.8	43.7	47,363	45,672
Institutional Accounts (3)	31.6	31.0	56,426	63,428
All Products	41.2	41.9	$170,276	$175,990

	Nine Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (4)
	2025	2024	2025	2024
Products
Open-End Funds (1)	47.2	50.2	$55,245	$56,750
Closed-End Funds	58.6	58.6	10,356	9,972
Retail Separate Accounts (2)	42.6	43.6	47,774	45,230
Institutional Accounts (3)	31.7	30.9	56,900	62,889
All Products	41.4	42.0	$170,275	$174,841
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

Average fees earned represent investment management fees, net of revenue-related adjustments, and excluding the impact of consolidated investment products ("CIP") divided by average net assets. Revenue-related adjustments are based on specific agreements and reflect the portion of investment management fees passed-through to third-party client intermediaries for services to investors in sponsored investment products. Fund fees are calculated based on average daily or weekly net assets. Retail separate account fees, which include wealth management accounts, are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances, an average of current quarter’s asset values or on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to the funds.

The average fee rate earned decreased for the three and nine months ended September 30, 2025 compared to the same periods in the prior year primarily due to a shift in the asset mix in our open-end funds to certain strategies, which have a lower fee rate, partially offset by an increase in average fee rates of our institutional accounts due to the redemptions of lower fee earning assets.

Results of Operations
Summary Financial Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Investment management fees	$183,762	$193,843	$(10,081)	(5.2)%	$549,329	$573,855	$(24,526)	(4.3)%
Other revenue	32,623	33,186	(563)	(1.7)%	95,513	99,600	(4,087)	(4.1)%
Total revenues	216,385	227,029	(10,644)	(4.7)%	644,842	673,455	(28,613)	(4.2)%
Total operating expenses	169,325	171,771	(2,446)	(1.4)%	515,977	541,686	(25,709)	(4.7)%
Operating income (loss)	47,060	55,258	(8,198)	(14.8)%	128,865	131,769	(2,904)	(2.2)%
Other income (expense), net	(12,120)	(28)	(12,092)	N/M	(19,858)	(8,419)	(11,439)	135.9%
Interest income (expense), net	9,509	9,671	(162)	(1.7)%	30,990	26,019	4,971	19.1%
Income (loss) before income taxes	44,449	64,901	(20,452)	(31.5)%	139,997	149,369	(9,372)	(6.3)%
Income tax expense (benefit)	13,108	15,797	(2,689)	(17.0)%	37,861	36,376	1,485	4.1%
Net income (loss)	31,341	49,104	(17,763)	(36.2)%	102,136	112,993	(10,857)	(9.6)%
Noncontrolling interests	585	(8,124)	8,709	(107.2)%	810	(24,541)	25,351	(103.3)%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$31,926	$40,980	$(9,054)	(22.1)%	$102,946	$88,452	$14,494	16.4%
Earnings (loss) per share-diluted	$4.65	$5.71	$(1.06)	(18.6)%	$14.81	$12.23	$2.58	21.1%
N/M = Not Meaningful
In the third quarter of 2025, total revenues decreased 4.7% to $216.4 million from $227.0 million in the third quarter of 2024, primarily as a result of decreased average assets under management. Operating income decreased by $8.2 million to $47.1 million in the third quarter of 2025 compared to $55.3 million in the third quarter of 2024, due primarily to decreased revenues as mentioned above.

Revenues
Revenues by source were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Investment management fees
Open-end funds	$73,270	$79,428	$(6,158)	(7.8)%	$217,686	$237,991	$(20,305)	(8.5)%
Closed-end funds	15,635	14,942	693	4.6%	45,369	43,741	1,628	3.7%
Retail separate accounts	52,172	52,068	104	0.2%	158,262	153,265	4,997	3.3%
Institutional accounts	42,685	47,405	(4,720)	(10.0)%	128,012	138,858	(10,846)	(7.8)%
Total investment management fees	183,762	193,843	(10,081)	(5.2)%	549,329	573,855	(24,526)	(4.3)%
Distribution and service fees	12,517	13,567	(1,050)	(7.7)%	37,238	41,007	(3,769)	(9.2)%
Administration and shareholder service fees	18,869	18,560	309	1.7%	54,924	55,546	(622)	(1.1)%
Other income and fees	1,237	1,059	178	16.8%	3,351	3,047	304	10.0%
Total Revenues	$216,385	$227,029	$(10,644)	(4.7)%	$644,842	$673,455	$(28,613)	(4.2)%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management agreements, which generally require monthly or quarterly payments. Investment management fees decreased by $10.1 million, or 5.2%, and $24.5 million, or 4.3%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to decreased average assets under management.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $1.1 million, or 7.7%, and $3.8 million, or 9.2%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to lower sales and average assets under management for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs and closed-end funds. Fund administration and shareholder service fees remained consistent during the three and nine months ended September 30, 2025 compared to the same periods in the prior year.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and certain ETFs. Other income and fees increased $0.3 million, or 10.0%, for the nine months ended September 30, 2025, compared to the same period in the prior year primarily due to increased marketing fees earned during the current year period.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Operating expenses
Employment expenses	$98,807	$105,555	$(6,748)	(6.4)%	$305,930	$326,385	$(20,455)	(6.3)%
Distribution and other asset-based expenses	22,034	24,175	(2,141)	(8.9)%	66,905	72,218	(5,313)	(7.4)%
Other operating expenses	32,428	30,363	2,065	6.8%	98,051	94,788	3,263	3.4%
Other operating expenses of CIP	496	465	31	6.7%	2,306	4,064	(1,758)	(43.3)%
Change in fair value of contingent consideration	—	(4,000)	4,000	(100.0)%	(3,014)	(7,300)	4,286	(58.7)%
Restructuring expense	693	—	693	100.0%	693	1,487	(794)	(53.4)%
Depreciation expense	1,922	2,330	(408)	(17.5)%	6,273	6,628	(355)	(5.4)%
Amortization expense	12,945	12,883	62	0.5%	38,833	43,416	(4,583)	(10.6)%
Total operating expenses	$169,325	$171,771	$(2,446)	(1.4)%	$515,977	$541,686	$(25,709)	(4.7)%

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses decreased by $6.7 million, or 6.4%, and $20.5 million, or 6.3%, for the three and nine months ended September 30, 2025, respectively, primarily due to a decrease in profit- and sales-based compensation and stock-based compensation expense.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses decreased $2.1 million, or 8.9%, and $5.3 million, or 7.4%, for the three and nine months ended September 30, 2025, respectively, primarily due to decreases in assets under management in share classes that have asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, software application and development expenses, professional fees, travel and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses increased $2.1 million, or 6.8%, and $3.3 million, or 3.4%, for the three and nine months ended September 30, 2025 compared to the same periods in the prior year primarily due to increased legal and professional fees associated with the refinancing of the Company's credit facility and discrete business initiatives.

Other Operating Expenses of CIP
Other operating expenses of CIP decreased by $1.8 million, or 43.3%, for the nine months ended September 30, 2025, compared to the same period in the prior year primarily due to refinancing activities associated with two CLO's in the prior year period.

Change in Fair Value of Contingent Consideration
Contingent consideration related to the Company's acquisitions are fair valued on each reporting date incorporating changes in various estimates, including underlying performance estimates, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The change in fair value of contingent consideration for the nine months ended September 30, 2025 was primarily attributable to changes in underlying performance estimates and the passage of time.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense decreased by $0.4 million, or 17.5%, and $0.4 million, or 5.4% for the three and nine months ended September 30, 2025, compared to the same periods in the prior year primarily due to the prior year acceleration of depreciation on leasehold improvements associated with a terminated lease, partially offset by an increase as a result of software and equipment purchases.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense decreased by $4.6 million, or 10.6%, for the nine months ended September 30, 2025, compared to the same period in the prior year, primarily due to intangible assets becoming fully amortized.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$2,257	$4,552	$(2,295)	(50.4)%	$5,237	$6,415	$(1,178)	(18.4)%
Realized and unrealized gain (loss) of CIP, net	(14,913)	(5,128)	(9,785)	190.8%	(27,766)	(16,529)	(11,237)	68.0%
Other income (expense), net	536	548	(12)	(2.2)%	2,671	1,695	976	57.6%
Total Other Income (Expense), net	$(12,120)	$(28)	$(12,092)	N/M	$(19,858)	$(8,419)	$(11,439)	135.9%
N/M = Not Meaningful

Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three and nine months ended September 30, 2025 by $(2.3) million and $(1.2) million, respectively, compared to the same periods in the prior year. The change for the three and nine months ended September 30, 2025 is primarily attributable to a decrease in unrealized gains due to changes in market values of our investments.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed by $(9.8) million and $(11.2) million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The change for the three months ended September 30, 2025 consisted primarily of changes in net unrealized losses of $21.8 million related to the value of the notes payable, partially offset by net unrealized and realized gains of $12.0 million due to changes in market values of leveraged loans. The change for the nine months ended September 30, 2025 consisted primarily of changes in net unrealized and realized losses of $33.7 million, due to changes in market values of leveraged loans, partially offset by net unrealized gains of $22.5 million related to the value of the notes payable.

Other income (expense), net
Other income (expense), net changed by $1.0 million for the nine months ended September 30, 2025, compared to the same period in the prior year due to changes in the gains and losses on our equity method investments, as well as foreign currency gains and losses.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Interest Income (Expense)
Interest expense	$(5,299)	$(5,807)	$508	(8.7)%	$(14,442)	$(17,099)	$2,657	(15.5)%
Interest and dividend income	2,200	2,913	(713)	(24.5)%	7,270	9,025	(1,755)	(19.4)%
Interest and dividend income of investments of CIP	45,918	50,628	(4,710)	(9.3)%	139,508	154,128	(14,620)	(9.5)%
Interest expense of CIP	(33,310)	(38,063)	4,753	(12.5)%	(101,346)	(120,035)	18,689	(15.6)%
Total Interest Income (Expense), net	$9,509	$9,671	$(162)	(1.7)%	$30,990	$26,019	$4,971	19.1%
Interest Expense
Interest expense decreased $0.5 million, or 8.7%, and $2.7 million, or 15.5%, for the three and nine months ended September 30, 2025, respectively, primarily due to lower average debt outstanding and lower average interest rates during the current year periods.

Interest and Dividend Income
Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income decreased $0.7 million, or 24.5%, and $1.8 million, or 19.4%, during the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to lower average interest rates and average investments in the current year period.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP decreased $4.7 million, or 9.3%, and $14.6 million, or 9.5%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to lower average interest rates in the current year period.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased by $4.8 million, or 12.5%, and $18.7 million, or 15.6%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year, primarily due to lower average interest rates in the current year period.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 27.0% and 24.4% for the nine months ended September 30, 2025 and 2024, respectively. The higher estimated effective tax rate for the nine months ended September 30, 2025 was primarily due to a change in valuation allowances in the current year related to the tax effects of lower realized and unrealized gains on Company investments compared to the prior year.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	September 30, 2025	December 31, 2024	Change
(in thousands)			$	%
Balance Sheet Data
Cash and cash equivalents	$370,563	$265,888	$104,675	39.4%
Investments	149,512	119,216	30,296	25.4%
Contingent consideration	37,351	63,505	(26,154)	(41.2)%
Debt	390,622	232,130	158,492	68.3%
Redeemable noncontrolling interests	103,191	107,282	(4,091)	(3.8)%
Total equity	919,777	901,636	18,141	2.0%

	Nine Months Ended September 30,		Change
(in thousands, Provided by (Used in);	2025	2024	$	%
Cash Flow Data
Operating activities	$180,245	$104,562	$75,683	72.4%
Investing activities	(5,424)	(4,816)	(608)	12.6%
Financing activities	(114,246)	(129,506)	15,260	(11.8)%

Overview
At September 30, 2025, we had $370.6 million of cash and cash equivalents and $149.5 million of investments, which included $110.6 million of investment securities, compared to $265.9 million of cash and cash equivalents and $119.2 million of investments, which included $83.8 million of investment securities, at December 31, 2024.

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

Capital and Reserve Requirements
Certain of our subsidiaries are registered with the SEC, Central Bank of Ireland, Financial Conduct Authority or other regulators that subject them to certain rules regarding minimum net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, or interruption of our business. At September 30, 2025, these subsidiaries were in compliance with all minimum net capital requirements.

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

Operating Cash Flow
Net cash provided by operating activities of $180.2 million for the nine months ended September 30, 2025 increased by $75.7 million from net cash provided by operating activities of $104.6 million for the same period in the prior year primarily due to an increase of $78.0 million in net sales of investments by CIP in the current year period.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $5.4 million for the nine months ended September 30, 2025 increased by $0.6 million from net cash used in investing activities of $4.8 million for the same period in the prior year primarily due to increased capital expenditures in the current year period.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and purchases and sales of noncontrolling interests. Net cash used in financing activities of $114.2 million for the nine months ended September 30, 2025 decreased by $15.3 million from net cash used of $129.5 million for the same period in the prior year primarily due to a $179.0 million increase in net borrowings as a result of the refinancing of our credit facility partially offset by $136.4 million decrease in net borrowings of CIP and a $17.6 million increase in repurchases of our common shares during the current year period.

Credit Agreement
On September 26, 2025, the Company refinanced its existing credit agreement by entering into a new credit agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a $400.0 million term loan for the Company with a seven-year term (the "Term Loan") expiring in September 2032, and (ii) a $250.0 million revolving credit facility with a five-year term expiring in September 2030. A portion of the proceeds of the refinancing have been used to repay the $234.7 million outstanding on the previous term loan. The Company has the right, subject to customary conditions specified in the Credit Agreement, to request additional revolving credit facility commitments and additional term loans to be made under the Credit Agreement. At September 30, 2025, $400.0 million was outstanding under the Term Loan, and there were no outstanding borrowings under the revolving credit facility. In accordance with Accounting Standards Codification 835, Interest, the amounts outstanding under the Term Loan are presented on the Condensed Consolidated Balance Sheet net of related debt issuance costs, which were $9.4 million as of September 30, 2025.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2024 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended September 30, 2025.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and nine months ended September 30, 2025, there were no material changes to the information contained in Part II, Item 7A of the Company's 2024 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
An aggregate of 6,430,045 shares of our common stock have been authorized to be repurchased under a share repurchase program since it was initially approved in 2010 by our Board of Directors. As of September 30, 2025, 866,240 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time. We did not repurchase any shares during the three months ended September 30, 2025.

Item 5.    Other Information
During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit Number	Description

10.1	Credit Agreement, dated as of September 26, 2025, by and among Virtus Investment Partners, Inc. as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2025)

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

Dated: November 7, 2025

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)