Form 10-K
period 2025-12-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2026-02-27
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold (based on the closing share price as quoted on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $1.14 billion. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant have been treated as shares held by affiliates.
There were 6,695,515 shares of the registrant's common stock outstanding on February 11, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement that will be filed with the SEC in connection with the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Virtus Investment Partners, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2025

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, resulting from: (i) reduction in our assets under management; (ii) financial or business risks from strategic transactions; (iii) withdrawal, renegotiation or termination of investment management agreements; (iv) damage to our reputation; (v) inability to satisfy debt covenants and required payments; (vi) lack of sufficient capital on satisfactory terms; (vii) inability to attract and retain key personnel; (viii) challenges from competition; (ix) adverse developments related to unaffiliated subadvisers; (x) negative changes in key distribution relationships; (xi) interruptions, breaches, or failures of technology systems; (xii) loss on our investments; (xiii) adverse regulatory and legal developments; (xiv) failure to comply with investment guidelines or other contractual requirements; (xv) adverse civil litigation, government investigations, or proceedings; (xvi) unfavorable changes in tax laws or unanticipated tax obligations; (xvii) impediments from certain corporate governance provisions; (xviii) losses or costs not covered by insurance; (xix) impairment of goodwill or other intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K and our other periodic reports filed with the SEC could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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
i

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

We offer investment strategies for institutional and individual investors in different investment products and through multiple distribution channels. Our investment strategies are available in a diverse range of styles and disciplines, managed by differentiated investment managers. We have offerings in various asset classes (equity, fixed income, multi-asset and alternatives), geographies (domestic, global, international and emerging), market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our investment strategies are provided to individual investors through products consisting of: mutual funds registered pursuant to the Investment Company Act of 1940, as amended, that include U.S. retail funds, exchange-traded funds ("ETFs"); Undertaking for Collective Investment in Transferable Securities and Qualifying Investor Funds ("global funds" and collectively with U.S. retail funds and ETFs the "open-end funds"); closed-end funds (collectively with open-end funds, the "funds"); retail separate accounts sold through intermediaries; and wealth advisory services to high- net-worth clients through our wealth management business. Our investment strategies are offered to a variety of institutional clients through institutional separate accounts and commingled accounts, including subadvisory services to other investment advisers as well as collateral management of structured products.

Our Investment Managers
We provide investment management services through our investment managers who are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment managers are responsible for portfolio management activities for our retail and institutional products operating under advisory, subadvisory or collateral management agreements. We also use the investment management services of select unaffiliated managers for certain of our funds. We monitor our managers' services by assessing their performance, style and consistency and the discipline with which they apply their investment process.

Our investment managers, their respective investment styles and assets under management as of December 31, 2025 were as follows:

Investment Manager	Location	Investment Style	Assets (in billions)
AlphaSimplex	Boston, MA	Systematic Alternatives	$4.3
Ceredex Value Advisors	Winter Park, FL	Value Equity	$3.4
Duff & Phelps Investment Management	Chicago, IL	Listed Real Assets	$12.8
Kayne Anderson Rudnick Investment Management	Los Angeles, CA	Quality-Focused Equity	$57.9
Newfleet Asset Management	Hartford, CT	Multi-Sector Fixed Income	$16.9
NFJ Investment Group	Dallas, TX	Global Value Equity	$5.1
Seix Investment Advisors	Park Ridge, NJ	Specialty Fixed Income	$11.8
Silvant Capital Management	Atlanta, GA	Growth Equity	$3.4
Stone Harbor Investment Partners	New York, NY	Emerging Markets Debt	$6.5
Sustainable Growth Advisers	Stamford, CT	Global Growth Equity	$18.0
Virtus Systematic	San Diego, CA	Systematic Global Equity	$0.6
Westchester Capital Management	Valhalla, NY	Event-Driven Alternatives	$2.8
Multi-Asset and Other	Hartford, CT and New York, NY	Various	$0.5

Summary information regarding investment managers in which we have a minority interest, their respective investment styles and assets under management as of December 31, 2025 was as follows:

Investment Manager	Location	Investment Style	Assets (1) (in billions)
Crescent Cove Advisors (2)	San Francisco, CA	Private Credit	$—
Zevenbergen Capital Investments	Seattle, WA	Innovative Growth Equity	$2.1
(1) Reflects assets under management in Virtus sponsored products and is included in our assets under management. Assets under management as of December 31, 2025 of Crescent Cove Advisors and Zevenbergen Capital Investments, respectively, for which we do not serve as the investment adviser, but share in our portion of the earnings through our minority ownership was $0.9 billion and $2.4 billion, respectively. These amounts are not included in our assets under management.
(2) Acquired a 35% minority interest on December 15, 2025

Summary information regarding our select unaffiliated subadvisers, their respective investment styles and assets under management as of December 31, 2025 was as follows:

Unaffiliated Subadviser	Investment Style	Assets (1) (in billions)
Infrastructure Capital Advisors	Infrastructure Fixed Income and Equity	$2.5
Reaves Asset Management	Utilities	$1.4
Voya Investment Management	Income & Growth and Convertible	$9.5
(1) Reflects assets under management in Virtus sponsored products and is included in our assets under management.

Our Investment Products
Our assets under management are in open-end funds, closed-end funds, retail separate accounts and institutional accounts. Our earnings are primarily from asset-based fees charged for services relating to these various products, including investment management, fund administration, distribution and shareholder services.

Assets Under Management by Product as of December 31, 2025

Products	(in billions)
Open-end funds (1)	$52.8
Closed-end funds	10.6
Retail separate accounts (2)	43.1
Institutional accounts (3)	53.0
Total Assets Under Management	$159.5
(1)Represents assets under management of U.S. retail funds, ETFs and global funds.
(2)Includes investment models provided to managed account sponsors.
(3)Represents assets under management of institutional separate and commingled accounts including structured products.

Open-End Funds
Our U.S. retail funds are offered in a variety of asset classes, market capitalizations (large, mid and small), styles (growth, core and value) and investment approaches (fundamental and quantitative). Our ETFs are offered in a range of actively managed and index-based investment capabilities across multiple asset classes. Our global funds are offered in select investment strategies to non-U.S. investors. Summary information about our open-end funds by asset class as of December 31, 2025 was as follows:

	Total Assets
(in millions) Asset Class	U.S. Retail Funds	ETFs	Global Funds	Management Fee Range % (1)
Equity
Domestic equity	$15,109	$295	$370	2.15 - 0.25
International equity	2,507	31	4	1.85 - 0.49
Specialty equity	2,802	82	42	1.80 - 0.68
Global equity	235	—	1,991	1.85 - 0.55
Fixed Income
Leveraged finance	2,505	382	15	1.70 - 0.38
Multi-sector	6,642	364	2,453	1.85 - 0.21
Hybrid	1,431	2,040	—	0.80 - 0.57
Emerging markets debt	321	15	321	1.65 - 0.55
Investment grade	715	17	—	0.50 - 0.17
Multi-Asset (2)	5,382	44	—	0.75 - 0.45
Alternatives (3)	4,612	1,969	63	1.65 - 0.25
Total Open-End Funds	$42,261	$5,239	$5,259
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
(3)Consists of real estate securities, managed futures, event-driven, infrastructure and other strategies.

Closed-End Funds
Our closed-end funds, each of which is traded on the New York Stock Exchange, are offered in a variety of asset classes. Summary information about our closed-end funds by asset class as of December 31, 2025 was as follows:

(in millions) Asset Class	Total Assets	Management Fee Range % (1)
Multi-Asset (2)	$7,556	1.50 - 0.50
Fixed Income	1,445	1.00 - 0.50
Equity	956	1.25
Alternatives (3)	678	1.00
Total Closed-End Funds	$10,635

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
(3)Consists of real estate securities, managed futures, event-driven, infrastructure and other strategies.

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
The following table summarizes our retail separate accounts by asset class as of December 31, 2025:

	Total Assets
(in millions) Asset Class	Intermediary-Sold Managed Accounts	Wealth Management Accounts
Equity
Domestic equity	$32,342	$446
International equity	9	—
Global equity	252	1
Specialty equity	30	—
Fixed Income
Leveraged finance	1,337	—
Investment grade	154	425
Emerging markets debt	18	—
Multi-sector	3	—
Multi-Asset (1)	122	7,951
Alternatives (2)	1	—
Total Retail Separate Accounts	$34,268	$8,823
(1)Consists of multi-asset offerings not included in equity, fixed income and alternatives.
(2)Consists of real estate securities, managed futures, event-driven, infrastructure and other strategies.

Institutional Accounts
Our institutional clients include corporations, multi-employer retirement funds, public employee retirement systems, foundations and endowments. We also provide subadvisory services to unaffiliated mutual funds. In addition, we act as collateral manager for collateralized loan obligations ("CLOs").

The following table summarizes our institutional accounts by asset class as of December 31, 2025:

	Total Assets
(in millions) Asset Class	Separate Accounts	Commingled Accounts
Equity
Domestic equity	$18,769	$510
International equity	1,175	329
Global equity	4,094	203
Fixed Income
Leveraged finance	832	2,986
Multi-sector	1,318	—
Emerging markets debt	5,613	—
Investment grade	8,527	—
Alternatives (1)	6,834	1,256
Multi-Asset (2)	562	—
Total Institutional Accounts	$47,724	$5,284
(1)    Consists of real estate securities, managed futures, event-driven, infrastructure and other strategies.
(2)    Consists of multi-asset offerings not included in equity, fixed income and alternatives.

Other Fee Earning Assets
Other fee earning assets include assets for which we provide services for an asset-based fee but do not serve as an investment adviser. Other fee earning assets are not included in our assets under management. At December 31, 2025, we had $1.8 billion of other fee earning assets.

Our Investment Management, Administration and Shareholder Services
Our investment management, administration and shareholder service fees earned in each of the last three years were as follows:

(in thousands)	Years Ended December 31,
Product	2025	2024	2023
Open-end funds	$286,610	$317,990	$305,238
Closed-end funds	61,305	59,184	58,136
Retail separate accounts	209,538	209,467	171,357
Institutional accounts	167,586	187,189	176,744
Total investment management fees	725,039	773,830	711,475
Administration fees	53,829	53,257	52,858
Shareholder service fees	19,446	21,037	20,999
Total	$798,314	$848,124	$785,332
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

For intermediary sold retail separate accounts and institutional accounts, investment management fees are negotiated and based primarily on portfolio size and complexity, individual client requests and investment strategy capacity, as appropriate. In certain instances, institutional accounts may include performance-related fees, generally earned if the returns on the portfolios exceed agreed upon periodic or cumulative return targets, primarily benchmark indices. Fees for CLOs are generally calculated at a contractual fee rate applied against the end of the preceding quarter par value of the total collateral being managed. Fees for wealth management accounts are generally based on a standard fee schedule that provides for rate declines or “breakpoints” as asset levels increase to certain thresholds.

Administration Fees
We provide various administrative services to our U.S. retail funds, ETFs and closed-end funds. We earn fees based on each fund's average daily or weekly net assets. These services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, client service, supervision of the activities of the funds' service providers, tax services and treasury services as well as providing office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds.

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

Institutional
Our institutional distribution resources include manager-specific institutional sales teams primarily focused on the U.S. market, supported by shared consultant relations and U.S. and non-U.S. institutional sales distribution. Our institutional products are marketed through relationships with consultants as well as directly to clients. We target key market segments, including foundations and endowments, corporations, public and private pension plans, sovereign wealth funds and subadvisory relationships.

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

Each of our investment managers is registered as an investment adviser with the SEC under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, compliance and disclosure obligations, and operational and recordkeeping requirements. Certain of our investment managers are also members of the NFA and are regulated by the CFTC with respect to the management of funds and other products that utilize futures, swaps, or other CFTC regulated instruments.

Our investment managers manage registered and unregistered funds in the U.S. and other jurisdictions and are subject to the regulatory requirements in the jurisdiction where those funds are sponsored or offered. In the U.S., the open-end funds, ETFs and closed-end funds we offer are subject to the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Investment Company Act governs the operations of registered funds and imposes obligations on their advisers, including investment restrictions and other governance, compliance, reporting and fiduciary obligations with respect to the management of those funds.

Our investment managers operating outside of the U.S. are also subject to regulation by various regulatory authorities and exchanges in the relevant jurisdiction such as directives and regulations in the European Union and other jurisdictions related to funds, including the Undertakings for the Collective Investment of Transferable Securities ("UCITS") Directive and the Alternative Investment Fund Managers Directive ("AIFMD"), with respect to depository functions, remuneration policies and sanctions and other matters. Our global funds are registered with and subject to regulation by the Central Bank of Ireland.

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

Due to the extensive laws and regulations to which we and our investment managers are subject, we devote substantial time, expense, and effort to remain current on, and to address, legal and regulatory compliance matters. We have established compliance programs to address regulatory compliance, and we have experienced legal and compliance professionals in place to address these requirements. We also have established legal and regulatory service providers in each of the countries where we conduct business. New regulations or interpretations of existing laws may result in enhanced disclosure obligations. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively. For more information about our regulatory environment, refer to “Risk Factors – Legal and Regulatory Risks.”

Our officers, directors and employees may, from time to time, own securities that are also held by one or more of our funds or strategies offered to clients.

Human Capital
As of December 31, 2025, we employed 801 employees and operated offices throughout the U.S., and in the U.K. and Singapore. We strive to attract and retain talented individuals by creating an environment of excellence and opportunity that serves as a foundation for all employees to reach their potential and make meaningful contributions to the organization.

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

Our value as a company derives from the talents of our employees, and we are committed to creating and maintaining an environment where every employee is treated with dignity and respect. The collective sum of employees' backgrounds, unique skills, and life experiences creates an environment where they and the company can achieve the highest levels of performance. Programs and practices - including those supporting an inclusive culture, employee involvement in community activities and corporate philanthropy - are designed to help us deliver on our commitment to maintaining an organization that is diverse and inclusive for all employees.
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

At December 31, 2025, we had $399.0 million of total debt outstanding under our credit agreement, excluding debt of consolidated investment products ("CIP"), and had no borrowings outstanding under our $250.0 million revolving credit facility. Under our credit agreement, we are required to use a portion of our cash flow to service interest and make required annual principal payments, which may restrict our cash flow available for other purposes. The credit agreement also contains covenants that may limit our ability to return capital to shareholders. We cannot provide assurances that at all times in the future we will satisfy all such covenants or obtain any required waiver or amendment, in which event all indebtedness could become immediately due. Any or all of the above factors could adversely affect our financial condition or results of operations.

We may need to obtain additional capital that may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.
Our ability to meet our future cash needs is dependent upon our ability to generate or have short-term access to cash. Although we have generated sufficient cash in the past, we may not do so in the future. We had unused capacity under our revolving credit facility of $250.0 million as of December 31, 2025. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. At December 31, 2025, we had $399.0 million in debt outstanding, excluding the notes payable of our CIP for which risk of loss to the Company is limited to our $115.9 million investment in such products. (See Note 17 of our consolidated financial statements for additional information on the notes payable of the CIP). We may need to raise capital to fund new business initiatives in the future, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms our business could be adversely impacted.

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

In addition, our computer systems are regularly the target of viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. The sophistication of cyber threats continues to increase, including through the use of "ransomware," phishing attacks and artificial intelligence, and our controls and the preventative actions we take to reduce the risk of cyber incidents and protect our information systems may be insufficient to detect or prevent unauthorized access, cyber-attacks or other security breaches to our systems or those of third parties with whom we do business. Our third-party service providers' systems may also be affected by, or fail, as a result of, catastrophic events, such as fires, floods, hurricanes and tornadoes. A breach of our systems, or of those of third-party service providers, through cyber-attacks or failure to manage and sufficiently secure our technology environment could result in interruptions or malfunctions in the operations of our business, loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by a breach or to recover access to our systems, additional costs to mitigate against future incidents, and litigation costs resulting from an incident. Any of these conditions could have an adverse impact on our business and profitability.

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

The development and use of various technologies based on machine learning and artificial intelligence (AI) is expanding rapidly in our industry. The use of AI technologies by us, or our third-party service providers could result in new and expanded risks including but not limited to operational, legal and regulatory risk. To the extent that we do not anticipate or effectively mitigate these risks through policies, controls and procedures, and systems, there could be a material adverse effect on our business and profitability.

We have significant capital invested in marketable securities, which exposes us to earnings volatility as the value of these investments fluctuate, as well as risk of capital loss.
We use capital to incubate new investment strategies, introduce new products or to enhance distribution access of existing products. At December 31, 2025, we had $305.3 million of such investments, comprising $189.4 million of marketable securities and $115.9 million of net investments in CLOs. These investments are in a variety of asset classes, including alternatives, fixed income and equity strategies and first-loss tranches of CLO equity. Many of these investments employ a long-term investment strategy with an optimal investment period spanning several years. Accordingly, during this investment period, the capital held in these investments may not be available for other corporate purposes without significantly diminishing our investment return. We cannot provide assurance that these investments will perform as expected. Increases or decreases in the value of these investments could increase the volatility of our earnings, and an other-than-temporary or permanent decline in the value of these investments could result in the loss of capital and have an adverse impact on our results of operations and financial condition.

LEGAL AND REGULATORY RISKS
We are subject to an extensive and complex regulatory environment and changes in regulations or failure to comply with them could adversely affect our revenues and profitability.
The investment management industry in which we operate is subject to extensive and frequently changing regulations. We are subject to regulation by the SEC, other federal and state agencies, certain international regulators, as well as FINRA and other self-regulatory organizations. Each of our investment management subsidiaries and unaffiliated subadvisers is registered with the SEC under the Investment Advisers Act. There are various regulatory reform initiatives in the U.S. and other jurisdictions and new regulations or interpretations of existing laws may result in enhanced disclosure obligations which could negatively affect us or materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively.

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
As of December 31, 2025, the Company had $724.5 million in intangible assets and goodwill. We cannot be certain that we will realize the value of such intangible assets. Our intangible assets may become impaired as a result of a variety of factors which could adversely affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 1C.	Cybersecurity
Cybersecurity Strategy and Risk Management
We maintain a cybersecurity and information protection program that is supported by policies and procedures designed to protect our systems and assets and the Company’s sensitive or confidential business information, including that entrusted to us by our clients and business partners. Identifying and assessing cybersecurity risk is integrated into our overall enterprise risk management (“ERM”) processes. Our ERM processes consider cybersecurity threat risks alongside other company risks as part of our overall management activities. Cybersecurity risks related to our business are identified and managed through a multi-faceted approach utilizing various systems, controls, and processes. Our cybersecurity systems, controls and processes are overseen by our cybersecurity information technology team which is managed by our Chief Information Security Officer ("CISO").

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

Cybersecurity Governance
Our Board oversees our risk management processes, including our risks from cybersecurity threats. As part of its ongoing responsibilities, the Board receives recurring reports from management on the Company’s cybersecurity risk environment and regularly meets with management to review the risk landscape and discuss the steps taken by management to monitor and mitigate cyber exposures. In addition, from time to time, our Chief Technology Officer and CISO brief the Board on the cyber-threat landscape, our information security program and other related information technology topics.

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
Our common stock is traded on the New York Stock Exchange under the trading symbol "VRTS." As of February 11, 2026, we had 6,695,515 shares of common stock outstanding that were held by approximately 36,000 holders of record.
In making determinations regarding our quarterly dividend, we consider general economic and business conditions and our strategic plans and prospects, business and investment opportunities, financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, as well as legal, tax, regulatory and other restrictions that may have implications on the payment of dividends by us to our common shareholders or by our subsidiaries to us, and such other factors as we may deem relevant. We cannot provide any assurances that any dividends will continue to be paid in the future.

On February 25, 2026, the Company declared a quarterly cash dividend of $2.40 per common share to be paid on May 13, 2026 to shareholders of record at the close of business on April 30, 2026.

Issuer Purchases of Equity Securities
An aggregate of 6,430,045 shares of our common stock have been authorized to be repurchased under a share repurchase program, initially approved by our Board of Directors in 2010. As of December 31, 2025, 805,948 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

During the year ended December 31, 2025, we repurchased a total of 347,364 common shares for $60.0 million. The following table sets forth information regarding our share repurchases in each month during the quarter ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1—31, 2025	—	$—	—	866,240
November 1—30, 2025	—	$—	—	866,240
December 1—31, 2025	60,292	$165.82	60,292	805,948
Total	60,292		60,292
(1)Average price paid per share is calculated on a settlement basis and excludes commissions and taxes.

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of fiscal 2025. Shares of our common stock purchased by participants in our Employee Stock Purchase Plan were delivered to participant accounts via open market purchases at fair value by the third-party administrator under the plan. We do not reserve shares for this plan or discount the purchase price of the shares.

Stock Performance Graph
The following graphs compare the five-year and since inception cumulative total shareholder return ("TSR") of the Company with the performance of the Standard & Poor’s 500 ("S&P 500") Stock Index and a peer group index that consists of several peer companies (referred to as the "Financial Peer Group") as defined below. The graphs assume an equal investment in our common stock, the S&P 500 and the Financial Peer Group on December 31, 2020 (five-year TSR) and January 2, 2009 (since inception TSR), respectively, reflect reinvested dividends, and are weighted on a market capitalization basis. Each reported data point below represents the last trading day of each calendar year. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance.

Five-year TSR Among Virtus, S&P 500 Index and Financial Peer Group
Since Inception TSR Among Virtus, S&P 500 Index and Financial Peer Group
Financial Peer Group: Acadian Asset Management Inc.*, Affiliated Managers Group, Inc., AllianceBernstein Holding L.P., Artisan Partners Asset Management Inc.*, Cohen & Steers, Inc., Federated Hermes, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Henderson Group Plc*, T. Rowe Price Group, Inc. and Victory Capital Holdings, Inc.*

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

The U.S. and global equity markets increased in value in 2025, as evidenced by increases in major indices as noted in the following table:

	December 31,		Change
Index	2025	2024	%
MSCI World Index	4,430	3,708	19.5%
Standard & Poor's 500 Index	6,846	5,882	16.4%
Russell 2000 Index	2,482	2,250	10.3%
Morningstar / LSTA Leveraged Loan 100 Index	3,172	2,958	7.2%

Financial Highlights
▪Total revenues were $852.9 million in 2025, a decrease of $54.1 million, or 6.0%, compared to total revenues of $906.9 million in 2024.
▪Operating income was $168.7 million, in 2025, a decrease of $13.8 million, or 7.6%, compared to $182.5 million in 2024.
▪Net income per diluted share was $19.97 in 2025, an increase of $3.08, or 18.2%, compared to net income per diluted share of $16.89 in 2024.

Crescent Cove Advisors
On December 15, 2025, the Company completed the acquisition of a 35% minority interest in Crescent Cove Advisors, LP ("Crescent Cove"), an investment manager specializing in private capital solutions, for $41.1 million.

Keystone National Group
On December 5, 2025, the Company entered into an agreement to acquire a majority interest in Keystone National Group ("Keystone"), an investment manager specializing in asset-centric private credit. Under the agreement, the Company would purchase a majority interest in Keystone for consideration of $200.0 million at closing and up to an additional $170.0 million of deferred consideration, including earnout payments subject to the achievement of future revenue targets. The transaction is expected to close in the first quarter of 2026, subject to customary closing conditions, necessary regulatory approvals and client approvals, including approvals by the Keystone registered fund shareholders.

Assets Under Management
Total sales were $23.4 billion in 2025, a decrease of $3.3 billion, or 12.4%, from $26.8 billion in 2024. Net flows were $(18.9) billion in 2025 compared to net flows of $(10.4) billion in 2024.

At December 31, 2025, total assets under management were $159.5 billion, representing a decrease of $15.5 billion, or 8.9%, from December 31, 2024. The change in total assets under management from December 31, 2024 included $(18.9) billion of net outflows partially offset by $5.9 billion from positive market performance.

Assets Under Management by Product
The following table summarizes our assets under management by product:

(in millions)	As of December 31,		Change
Product	2025	2024	$	%
Open-End Funds (1)	$52,759	$56,073	$(3,314)	(5.9)%
Closed-End Funds	10,635	10,225	410	4.0%
Retail Separate Accounts (2)	43,091	49,536	(6,445)	(13.0)%
Institutional Accounts (3)	53,008	59,167	(6,159)	(10.4)%
Total	$159,493	$175,001	$(15,508)	(8.9)%
Average Assets Under Management (4)	$169,011	$176,653	$(7,642)	(4.3)%
(1)Represents assets under management of U.S. retail funds, ETFs and global funds.
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

Asset Flows by Product
The following table summarizes asset flows by product:

	Years Ended December 31,
(in millions)	2025	2024
Open-End Funds (1)
Beginning balance	$56,073	$56,062
Inflows	11,438	12,420
Outflows	(17,077)	(16,532)
Net flows	(5,639)	(4,112)
Market performance	3,378	4,949
Other (2)	(1,053)	(826)
Ending balance	$52,759	$56,073
Closed-End Funds
Beginning balance	$10,225	$10,026
Inflows	12	1
Outflows	(104)	(41)
Net flows	(92)	(40)
Market performance	1,268	1,112
Other (2)	(766)	(873)
Ending balance	$10,635	$10,225
Retail Separate Accounts (3)
Beginning balance	$49,536	$43,202
Inflows	5,864	8,621
Outflows	(11,064)	(6,957)
Net flows	(5,200)	1,664
Market performance	(1,233)	4,667
Other (2)	(12)	3
Ending balance	$43,091	$49,536
Institutional Accounts (4)
Beginning balance	$59,167	$62,969
Inflows	6,125	5,715
Outflows	(14,070)	(13,660)
Net flows	(7,945)	(7,945)
Market performance	2,446	5,101
Other (2)	(660)	(958)
Ending balance	$53,008	$59,167
Total
Beginning balance	$175,001	$172,259
Inflows	23,439	26,757
Outflows	(42,315)	(37,190)
Net flows	(18,876)	(10,433)
Market performance	5,859	15,829
Other (2)	(2,491)	(2,654)
Ending balance	$159,493	$175,001
(1)Represents assets under management of U.S. retail funds, ETFs and global funds.
(2)Represents open-end and closed-end fund distributions net of reinvestments, the impact of non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), current income or capital returned by structured products and the use of leverage.
(3)Includes investment models provided to managed account sponsors.
(4)Represents assets under management of institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

(in millions)	As of December 31,		Change		% of Total
Asset Class	2025	2024	$	%	2025	2024
Equity	$82,584	$100,792	$(18,208)	(18.1)%	51.7%	57.6%
Fixed Income	39,879	37,696	2,183	5.8%	25.0%	21.5%
Multi-Asset (1)	21,617	21,174	443	2.1%	13.6%	12.1%
Alternatives (2)	15,413	15,339	74	0.5%	9.7%	8.8%
Total	$159,493	$175,001	$(15,508)	(8.9)%	100.0%	100.0%

(1)Consists of multi-asset offerings not included in equity, fixed income, and alternatives.
(2)Consists of real estate securities, managed futures, event-driven, infrastructure and other strategies.

Average Assets Under Management and Average Fees Earned
The following table summarizes the average management fees earned in basis points and average assets under management:

	Years Ended December 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (4)
Products	2025	2024	2025	2024
Open-End Funds (1)	46.6	50.0	$55,059	$57,039
Closed-End Funds	58.5	58.6	10,474	10,092
Retail Separate Accounts (2)	42.4	43.4	47,402	46,575
Institutional Accounts (3)	31.7	31.1	56,076	62,947
All Products	41.2	42.0	$169,011	$176,653
(1)Represents assets under management of U.S. retail funds, ETFs and global funds.
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

Average fees earned represent investment management fees, net of revenue-related adjustments, and excluding the impact of consolidated investment products ("CIP") divided by average net assets. Revenue-related adjustments are based on specific agreements and reflect the portion of investment management fees passed-through to third-party client intermediaries for services to investors in sponsored investment products. Fund fees are calculated based on average daily or weekly net assets. Retail separate account fees, which include fees for wealth management accounts, are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances, an average of current quarter’s asset values or on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to the funds.

The average fee rate earned decreased for the year ended December 31, 2025 compared to the prior year primarily due to a shift in the asset mix in our open-end funds to investment strategies that have a lower fee rate, partially offset by an increase in average fee rates of our institutional accounts due to the redemptions of lower fee earning assets.

Investment Performance
The following table presents a summary of investment performance by asset class measured by the percentage of assets under management exceeding their relevant benchmarks as of December 31, 2025:

	Percentage of Assets Under Management Beating Benchmark (1)
Asset Class	1-Year	3-Year	5-Year	10-Year
Equity	6%	21%	20%	62%
Fixed Income	63%	76%	66%	77%
Alternatives (2)	53%	60%	60%	71%
Multi-Asset (3)	8%	41%	38%	41%
Total	24%	39%	36%	64%
(1)Percentage outperforming benchmark is reported as the percentage of assets under management that have outperformed benchmarks across the indicated periods. Performance is presented on an average annual total return basis for products with a one-, three-, five- and/or ten-year track record, and is measured on a consistent basis relative to the most appropriate benchmarks. Fund investment performance is net of fees. Benchmark indices are unmanaged, their returns do not reflect any fees, expenses or sales charges, and they are not available for direct investment. Certain strategies do not have stated benchmarks, such as wealth management, structured products, and certain other multi-asset accounts and therefore are excluded from the analysis.
(2)Consists of real estate securities, managed futures, event driven, infrastructure and other strategies.
(3)Consists of multi-asset offerings not included in equity, fixed income and alternative.

Results of Operations - December 31, 2025 compared to December 31, 2024
A discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2024, which specific discussion is incorporated herein by reference.

Summary Financial Data

	Years Ended December 31,		Change
(in thousands)	2025	2024	$	%
Investment management fees	$725,039	$773,830	$(48,791)	(6.3)%
Other revenue	127,826	133,119	(5,293)	(4.0)%
Total revenues	852,865	906,949	(54,084)	(6.0)%
Total operating expenses	684,185	724,459	(40,274)	(5.6)%
Operating income (loss)	168,680	182,490	(13,810)	(7.6)%
Total other income (expense), net	(18,807)	(8,510)	(10,297)	121.0%
Total interest income (expense), net	37,376	33,896	3,480	10.3%
Income (loss) before income taxes	187,249	207,876	(20,627)	(9.9)%
Income tax expense (benefit)	51,261	55,423	(4,162)	(7.5)%
Net income (loss)	135,988	152,453	(16,465)	(10.8)%
Noncontrolling interests	2,408	(30,707)	33,115	(107.8)%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$138,396	$121,746	$16,650	13.7%
Earnings (loss) per share-diluted	$19.97	$16.89	$3.08	18.2%
In 2025, total revenues decreased $54.1 million, or 6.0%, to $852.9 million from $906.9 million in 2024, and operating income decreased by $13.8 million, or 7.6%, to $168.7 million in 2025 from $182.5 million in 2024, due primarily to decreased revenues as mentioned above.

Revenues
Revenues by source were as follows:

	Years Ended December 31,		Change
(in thousands)	2025	2024	$	%
Investment management fees
Open-end funds	$286,610	$317,990	$(31,380)	(9.9)%
Closed-end funds	61,305	59,184	2,121	3.6%
Retail separate accounts	209,538	209,467	71	—%
Institutional accounts	167,586	187,189	(19,603)	(10.5)%
Total investment management fees	725,039	773,830	(48,791)	(6.3)%
Distribution and service fees	49,579	54,692	(5,113)	(9.3)%
Administration and shareholder service fees	73,275	74,294	(1,019)	(1.4)%
Other income and fees	4,972	4,133	839	20.3%
Total Revenues	$852,865	$906,949	$(54,084)	(6.0)%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management agreements, which generally require monthly or quarterly payments. Investment management fees decreased by $48.8 million, or 6.3%, for the year ended December 31, 2025 compared to the prior year, primarily due to decreased average assets under management and a decreased average fee rate.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $5.1 million, or 9.3%, for the year ended December 31, 2025 compared to the prior year, primarily due to lower sales and average assets under management for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs and closed-end funds. Fund administration and shareholder service fees decreased by $1.0 million, or 1.4%, for the year ended December 31, 2025 compared to the prior year primarily due to the decrease in average assets under management of our U.S. retail funds partially offset by increased closed-end fund administrative fees.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and marketing fees earned on certain ETFs. Other income and fees increased $0.8 million, or 20.3%, for the year ended December 31, 2025 compared to the prior year, primarily due to increased marketing fees earned during the current year.

Operating Expenses
Operating expenses by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2025	2024	$	%
Operating expenses
Employment expenses	$400,720	$432,587	$(31,867)	(7.4)%
Distribution and other asset-based expenses	89,047	96,223	(7,176)	(7.5)%
Other operating expenses	130,358	127,526	2,832	2.2%
Other operating expenses of CIP	5,812	6,987	(1,175)	(16.8)%
Change in fair value of contingent consideration	(2,214)	(5,608)	3,394	(60.5)%
Restructuring expense	693	1,487	(794)	(53.4)%
Depreciation expense	7,992	8,958	(966)	(10.8)%
Amortization expense	51,777	56,299	(4,522)	(8.0)%
Total operating expenses	$684,185	$724,459	$(40,274)	(5.6)%
Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses decreased by $31.9 million, or 7.4%, for the year ended December 31, 2025 primarily due to a decrease in profit- and sales-based compensation and stock-based compensation.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses decreased $7.2 million, or 7.5%, for the year ended December 31, 2025 primarily due to decreases in assets under management in share classes that have asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses primarily consist of investment research and technology costs, software application and development expenses, professional fees, travel and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses increased $2.8 million, or 2.2% during the year ended December 31, 2025 compared to the prior year primarily due to increased legal and professional fees associated with the Keystone acquisition and the refinancing of the Company's credit facility.

Other Operating Expenses of CIP
Other operating expenses of CIP decreased $1.2 million, or 16.8%, from the prior year primarily due to refinancing activities associated with two CLOs in the prior year period.

Change in Fair Value of Contingent Consideration
Contingent consideration related to the Company's acquisitions are fair valued on each reporting date incorporating changes in various estimates, including underlying performance estimates, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The change in fair value of contingent consideration for the year ended December 31, 2025 was primarily attributable to changes in underlying performance estimates and the passage of time.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense decreased by $1.0 million, or 10.8%, for the year ended December 31, 2025 compared to the prior year primarily due to the prior year acceleration of depreciation on leasehold improvements associated with a terminated lease.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense decreased $4.5 million, or 8.0%, for the year ended December 31, 2025 compared to the prior year, primarily due to intangible assets becoming fully amortized.

Other Income (Expense), net
Other Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2025	2024	$	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$5,823	$3,914	$1,909	48.8%
Realized and unrealized gain (loss) of CIP, net	(28,103)	(14,460)	(13,643)	94.3%
Other income (expense), net	3,473	2,036	1,437	70.6%
Total Other Income (Expense), net	$(18,807)	$(8,510)	$(10,297)	121.0%
Realized and Unrealized Gain (Loss) on Investments, net
Realized and unrealized gain (loss) on investments, net changed during the year ended December 31, 2025 by $1.9 million as compared to the prior year. The change for the year ended December 31, 2025 is primarily attributable to an increase in unrealized gains due to changes in market values of our investments.

Realized and Unrealized Gain (Loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed $13.6 million compared to the prior year primarily due to changes in net unrealized and realized losses of $50.7 million, due to changes in market values of leveraged loans partially offset by unrealized gains of $37.1 million related to the value of the notes payable.

Other Income (Expense), net
Other income (expense), net changed by $1.4 million during the year ended December 31, 2025 compared to the prior year primarily due to changes in the gains and losses on our equity method investments, as well as foreign currency gains and losses.

Interest Income (Expense), net
Interest Income (Expense), net by category were as follows:

	Years Ended December 31,		Change
(in thousands)	2025	2024	$	%
Interest Income (Expense)
Interest expense	$(21,471)	$(22,132)	$661	(3.0)%
Interest and dividend income	12,303	12,488	(185)	(1.5)%
Interest and dividend income of investments of CIP	187,452	204,732	(17,280)	(8.4)%
Interest expense of CIP	(140,908)	(161,192)	20,284	(12.6)%
Total Interest Income (Expense), net	$37,376	$33,896	$3,480	10.3%
Interest Expense
Interest expense decreased $0.7 million, or 3.0%, for the year ended December 31, 2025, compared to the prior year primarily due to lower average interest rates during the current year partially offset by higher average debt during the current year.

Interest and Dividend Income
Interest and dividend income is earned on cash equivalents and our marketable securities. Interest and dividend income remained consistent during the year ended December 31, 2025 compared to the prior year.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP decreased $17.3 million, or 8.4%, compared to the prior year. The decrease is primarily attributable to lower average interest rates in the current year partially offset by the addition of new CLOs in the fourth quarters of 2024 and 2025.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased by $20.3 million, or 12.6%, compared to the prior year. The decrease is primarily due to lower average interest rates in the current year period partially offset by the addition of new CLOs in the fourth quarters of 2024 and 2025.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes and foreign taxes at an estimated effective tax rate of 27.4% and 26.7% for 2025 and 2024, respectively. The higher estimated effective tax rate for 2025 was primarily due to a change in valuation allowances in the current year related to the tax effects of lower realized and unrealized gains on Company investments compared to the prior year, along with the establishment of a valuation allowance on certain state tax attributes.

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

Liquidity and Capital Resources
Certain Financial Data
The following tables summarize certain financial data relating to our liquidity and capital resources:

(in thousands)	December 31,		Change
Balance Sheet Data	2025	2024	$	%
Cash and cash equivalents	$386,483	$265,888	$120,595	45.4%
Investments	157,480	119,216	38,264	32.1%
Contingent consideration	39,108	63,505	(24,397)	(38.4)%
Debt	389,957	232,130	157,827	68.0%
Redeemable noncontrolling interests	102,934	107,282	(4,348)	(4.1)%
Total equity	934,845	901,636	33,209	3.7%

(in thousands)	Years Ended December 31,		Change
Cash Flow Data provided by (used in)	2025	2024	$	%
Operating activities	$(67,199)	$1,755	$(68,954)	(3,929.0)%
Investing activities	(47,339)	(16,951)	(30,388)	179.3%
Financing activities	191,025	74,947	116,078	154.9%
Overview
At December 31, 2025, we had $386.5 million of cash and cash equivalents and $157.5 million of investments, which included $76.5 million of investment securities, compared to $265.9 million of cash and cash equivalents and $119.2 million of investments, which included $83.8 million of investment securities, at December 31, 2024.

Uses of Capital
Our operating expenses consist of employee compensation and related benefit costs and other operating expenses, which primarily consist of costs related to distribution, investment research and data, occupancy, software application and development and professional fees, as well as interest on our indebtedness and income taxes. Annual incentive compensation, our largest annual operating cash expenditure, is paid in the first quarter of the year. In 2025 and 2024, we paid approximately $158.4 million and $146.1 million, respectively, in incentive compensation earned during the years ended December 31, 2024 and 2023, respectively.

In addition to operating activities, other uses of cash could include: (i) investments in organic growth, including seeding or launching new products and expanding distribution; (ii) debt principal payments through scheduled amortization or additional paydowns; (iii) dividend payments to common stockholders; (iv) repurchases of our common stock, or withholding obligations for the net settlement of employee share transactions; (v) investments in our technology infrastructure; (vi) investments in inorganic growth opportunities that may require upfront and/or future payments; (vii) integration costs, including restructuring and severance, related to acquisitions, if any; and (viii) purchases of investment manager equity interests.

Capital and Reserve Requirements
Certain of our subsidiaries are registered with the SEC, Central Bank of Ireland, Financial Conduct Authority or other regulators that subject them to certain rules regarding minimum net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, or interruption of our business. At December 31, 2025, our broker-dealer net capital was significantly greater than the required minimum.

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

Operating Cash Flow
Net cash used in operating activities of $67.2 million for 2025 changed by $69.0 million from cash provided by operating activities of $1.8 million in 2024 primarily due to an increase of $44.4 million in net purchases of investments of CIP in the current year and a decrease of $25.7 million in net sales of investments in the current year.

Investing Cash Flow
Cash flows from investing activities consist primarily of capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $47.3 million for 2025 increased by $30.4 million from net cash used in investing activities of $17.0 million in 2024 primarily due to the purchase of a minority interest in Crescent Cove in the current year.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and purchases and sales of noncontrolling interests. Net cash provided by financing activities of $191.0 million in 2025 increased by $116.1 million from net cash provided by financing activities of $74.9 million in the prior year primarily due to a $183.7 million increase in net borrowings as a result of the refinancing of our credit facility, partially offset by a $25.3 million decrease in net borrowings and payments of CIP and a $22.4 million decrease in net contributions from noncontrolling interests.

Credit Agreement
On September 26, 2025, the Company refinanced its existing credit agreement by entering into a new agreement (the "Credit Agreement"). The Credit Agreement provides for (i) a $400.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2032, and (ii) a $250.0 million revolving credit facility with a five-year term expiring in September 2030. A portion of the proceeds of the refinancing have been used to repay the $234.7 million outstanding on the previous term loan. The Company has the right, subject to customary conditions specified in the Credit Agreement, to request additional revolving credit facility commitments and additional term loans to be made under the Credit Agreement. The Company had $399.0 million outstanding at December 31, 2025 under the Term Loan. In accordance with Accounting Standards Codification ("ASC") 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Consolidated Balance Sheet net of related debt issuance costs, which were $9.0 million as of December 31, 2025.

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

Goodwill
As of December 31, 2025, the carrying value of goodwill was $397.1 million. Goodwill represents the excess of the acquisition purchase price over the fair value of identified net assets and liabilities acquired. We have one reporting unit for purposes of assessing the carrying value of goodwill. Goodwill impairment testing is performed at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that the carrying value of the reporting unit is less than the fair value, a second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We completed our annual goodwill impairment assessment as of October 31, 2025, and no impairment was identified. For purposes of this assessment, we considered various qualitative factors including, but not limited to, certain indicators of fair value (e.g., market capitalization and market multiplies for asset managers) and determined that it was more likely than not that the fair value of our reporting unit was greater than its carrying value. Only a significant decline in the fair value of our reporting unit would indicate that an impairment may exist.

Indefinite-Lived Intangible Assets
As of December 31, 2025, the carrying value of indefinite-lived intangible assets was $42.3 million. Indefinite-lived intangible assets comprise certain fund investment management agreements and trade names. We perform indefinite-lived intangible asset impairment tests annually, or more frequently, should circumstances change, which could reduce the fair value of indefinite-lived intangible assets below their carrying value. We completed our annual impairment assessment of these assets as of October 31, 2025, and no impairments were identified. For purposes of this assessment, we considered various qualitative factors for the investment management agreement intangible assets including, but not limited to, changes in (i) assets under management, (ii) operating margins, and (iii) net cash flows generated, and we determined that it was more likely than not that the fair value of indefinite-lived intangible assets was greater than their carrying value. Only a significant decline in the fair value of the indefinite-lived intangible assets would indicate that an impairment may exist.

Definite-Lived Intangible Assets
As of December 31, 2025, the carrying value of definite-lived intangible assets was $285.1 million. Definite-lived intangible assets comprise certain investment management agreements, trade names and non-competition agreements. We monitor the useful lives of definite-lived intangible assets and revise the useful lives, if necessary, based on the circumstances. Significant judgment is required in estimating the period that these assets will contribute to our cash flows and the pattern over which these assets will be consumed. A change in the remaining useful life of any of these assets could have a significant impact on amortization expense. All amortization expense is calculated on a straight-line basis. Impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were to determine that the carrying value of the definite-lived intangible assets was less than the sum of the undiscounted cash flows expected to result from the asset, we would quantify the impairment using a discounted cash flow model.

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

Investment Management Fees
We provide investment management services pursuant to investment management agreements through our investment advisers (each an "Adviser"). Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund's average daily or weekly net assets and are generally calculated and received on a monthly basis. For funds managed by unaffiliated subadvisers, we record investment management fees net of the subadvisory fees since we are deemed to be an agent of the fund as it relates to the services they perform, with our performance obligation being to arrange for the provision of that service and not control the specified service before it is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2025, 2024 and 2023 were $44.3 million, $45.4 million and $54.7 million, respectively.

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

Contingent payment obligations related to business combinations are remeasured at fair value each reporting date using a simulation model or an income approach valuation technique with the assistance of an independent valuation firm

(level 3 fair value measurement). The change in fair value is recorded in the current period as a gain or loss. Gains and losses resulting from changes in the fair value of contingent payment obligations are reflected within change in fair value of contingent consideration on the Consolidated Statements of Operations.

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

We are also subject to market risk due to a decline in the market value of our investments, which consist of marketable securities and our net interests in CIP. The following table summarizes the impact of a 10% increase or decrease in the fair values of these financial instruments:

	December 31, 2025
(in thousands)	Fair Value	10% Change
Investment securities - fair value (1)	$76,462	$7,646
Our net interest in CIP (2)	230,676	23,068
Total Investments subject to Market Risk	$307,138	$30,714
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

Interest Rate Risk
Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. At December 31, 2025, we were exposed to interest rate risk as a result of approximately $198.7 million of investments in fixed- and floating-rate income products, which include our net interests in CIP. We considered a hypothetical 100 basis point change in interest rates and determined that the fair value of our fixed income investments could change by an estimated $2.8 million.

At December 31, 2025, we had $399.0 million outstanding under our Term Loan. The applicable margin on amounts outstanding under the Credit Agreement is 2.25%, in the case of SOFR-based loans, and 1.25%, in the case of an alternate base rate loan. Given our borrowings are floating rate, we considered a hypothetical 100 basis point change in the base rate of our outstanding borrowings and determined that annual interest expense would change by an estimated $4.0 million, either an increase or decrease, depending on the direction of the change in the base rate.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 15 "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

Item 9B.	Other Information.
During the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act (the "2026 Proxy Statement").

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

We have adopted an insider trading policy regarding securities transactions (the "Insider Trading Policy") that applies to all officers, directors and employees of the Company, temporary employees, consultants, contractors, family members and related entities (as defined in the Insider Trading Policy) who receive, or have access to, material nonpublic information, as well as the Company itself. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of our securities, as well as the applicable rules and regulations of the New York Stock Exchange. A copy of our Insider Trading Policy is included as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation.
Information required by this Item 11 is incorporated herein by reference to the 2026 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 403 of Regulation S-K is incorporated herein by reference to the 2026 Proxy Statement.

The following table sets forth information as of December 31, 2025 with respect to compensation plans under which shares of our common stock may be issued:
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	336,797	$—	689,477
Equity compensation plans not approved by security holders	—	—	—
Total	336,797	$—	689,477
(1)The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards ("RSUs") since recipients of such awards are not required to pay an exercise price to receive the shares subject to these awards.
(2)Represents shares of our common stock issuable upon the vesting of RSUs outstanding under the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). Of the 3,825,000 maximum number of shares of our common stock authorized for issuance under the Omnibus Plan, 137,005 shares of common stock have been issued on a cumulative basis in the form of direct grants to directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is incorporated herein by reference to the 2026 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
Information required by this Item 14 is incorporated herein by reference to the 2026 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements: The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Virtus are included in this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
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

Exhibit Number	Exhibit Description
10.10+	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K, filed February 27, 2023).
10.11+	Offer Letter from the Registrant to Barry M. Mandinach dated April 4, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, filed May 7, 2014).
10.12+	Offer Letter from the Registrant to Richard W. Smirl dated April 7, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed May 6, 2021).
10.13+	Offer Letter from the Registrant to Andra C. Purkalitis dated October 14, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed May 9, 2025).
10.14+	Offer Letter from the Registrant to Elizabeth A. Lieberman dated April 22, 2024 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed May 9, 2025).
10.15
Credit Agreement, dated as of September 28, 2025, by and among Virtus Investment Partners, Inc. as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed October 1, 2025).

10.16^	Equity Purchase Agreement by and among Virtus Private Markets Holdings, LLC and Keystone National Group, LLC and Keystone’s owners and beneficial owners; dated December 5, 2025.
(19)	Insider Trading Policies and Procedures
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K, filed February 28, 2025)

(21)	Subsidiaries of the Registrant
21.1*	Virtus Investment Partners, Inc. Subsidiaries List.

(23)	Consents of Experts and Counsel
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certifications of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certifications of Registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K, filed February 28, 2024).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

+    Management contract, compensatory plan or arrangement.
*    Filed herewith.
#    This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
^    Schedules, exhibits and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5)-(6) and Item 601(b)(10)(iv) of Regulation S-K.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2026

Virtus Investment Partners, Inc.

By:	/S/ MICHAEL A. ANGERTHAL
Michael A. Angerthal
Executive Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2026.

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
Michael A. Angerthal Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Virtus Investment Partners, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Virtus Investment Partners, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Contingent Consideration – Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company periodically enters into contingent payment arrangements in connection with its business combinations or asset acquisitions.

Contingent payment obligations related to business combinations are recorded at fair value upon acquisition and are remeasured at fair value each reporting date. During the year, the contingent payment obligation associated with the 2021 acquisition of NFJ Investment Group (“NFJ”) was valued to reflect remeasurement and payments made, if applicable, and changes were recorded in the current period as a change in fair value of contingent consideration on the consolidated statements of operations. Management uses models to determine the fair value of the Company's estimated contingent liability given the variable nature of the arrangements and the management judgments in estimating revenue growth rates, discount rates, and the market price of risk adjustment.

Contingent payment obligations related to asset acquisitions, if estimable and probable of payment, are initially recorded at their estimated value and reviewed every reporting period for changes. During the year, the contingent payment obligation associated with the 2021 asset acquisition as part of the strategic partnership with Allianz Global Investors (“AllianzGI”) was valued to reflect remeasurement and payments made, if applicable, and changes were recorded in the current period as adjustments to the initial acquisition cost, recorded as intangible assets, on the consolidated balance sheet.

The valuations of the AllianzGI and NFJ contingent payment obligations use unobservable inputs and reflect management’s own judgments about the assumptions market participants would use in pricing the liabilities. Auditing the estimates involved a high degree of auditor judgment and an increased extent of effort. With the assistance of our internal fair value specialists, for the fair value of the business combination contingent consideration, we evaluated management’s judgments utilized within the model related to revenue growth rates, discount rates, and the market price of risk adjustment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the contingent consideration liability for the AllianzGI and NFJ acquisitions included the following, among others:
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

•With the assistance of our internal fair value specialists, we performed the below procedures related to the NFJ contingent consideration liability:
–We evaluated the valuation methodology used by management to determine whether they were consistent with generally accepted accounting policies.
–We estimated the fair value of the contingent liability through the preparation of independent models developed from the underlying acquisition agreements and using independently sourced input data. We compared the fair value estimate produced by our independent model to the model prepared by management.
–We evaluated the appropriateness of management’s selection of guideline public companies used for market rate and risk volatility assumptions and the discount rates used by management in the model.
•We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 27, 2026

We have served as the Company's auditor since 2018.

Virtus Investment Partners, Inc.
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$386,483	$265,888
Investments	157,480	119,216
Accounts receivable, net	102,733	117,207
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	90,686	133,694
Cash pledged or on deposit of CIP	1,017	727
Investments of CIP	2,633,352	2,270,717
Other assets of CIP	40,620	174,371
Furniture, equipment and leasehold improvements, net	21,891	22,718
Intangible assets, net	327,409	378,229
Goodwill	397,098	397,098
Deferred taxes, net	18,578	23,206
Operating lease right-of-use assets	75,166	57,131
Other assets	38,687	34,292
Total assets	$4,291,200	$3,994,494
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$197,745	$224,501
Accounts payable and accrued liabilities	54,520	49,492
Contingent consideration	39,108	63,505
Debt	389,957	232,130
Operating lease liabilities	93,225	70,037
Other liabilities	20,821	15,932
Liabilities of CIP
Notes payable of CIP	2,359,828	2,171,946
Securities purchased payable and other liabilities of CIP	98,217	158,033
Total liabilities	3,253,421	2,985,576
Commitments and Contingencies (Note 11)
Redeemable noncontrolling interests	102,934	107,282
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,319,278 shares issued and 6,695,181 shares outstanding at December 31, 2025 and 12,243,880 shares issued and 6,967,147 shares outstanding at December 31, 2024, respectively	123	122
Additional paid-in capital	1,342,153	1,319,108
Retained earnings (accumulated deficit)	340,898	268,221
Accumulated other comprehensive income (loss)	462	(364)
Treasury stock, at cost, 5,624,097 and 5,276,733 shares at December 31, 2025 and December 31, 2024, respectively	(749,593)	(689,594)
Total equity attributable to Virtus Investment Partners, Inc.	934,043	897,493
Noncontrolling interests	802	4,143
Total equity	934,845	901,636
Total liabilities and equity	$4,291,200	$3,994,494
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenues
Investment management fees	$725,039	$773,830	$711,475
Distribution and service fees	49,579	54,692	56,153
Administration and shareholder service fees	73,275	74,294	73,857
Other income and fees	4,972	4,133	3,783
Total revenues	852,865	906,949	845,268
Operating Expenses
Employment expenses	400,720	432,587	404,742
Distribution and other asset-based expenses	89,047	96,223	96,802
Other operating expenses	130,358	127,526	125,871
Other operating expenses of consolidated investment products ("CIP")	5,812	6,987	4,224
Change in fair value of contingent consideration	(2,214)	(5,608)	(5,510)
Restructuring expense	693	1,487	824
Depreciation expense	7,992	8,958	5,804
Amortization expense	51,777	56,299	61,027
Total operating expenses	684,185	724,459	693,784
Operating Income (Loss)	168,680	182,490	151,484
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	5,823	3,914	6,525
Realized and unrealized gain (loss) of CIP, net	(28,103)	(14,460)	(2,404)
Other income (expense), net	3,473	2,036	(440)
Total other income (expense), net	(18,807)	(8,510)	3,681
Interest Income (Expense)
Interest expense	(21,471)	(22,132)	(23,431)
Interest and dividend income	12,303	12,488	12,458
Interest and dividend income of investments of CIP	187,452	204,732	197,707
Interest expense of CIP	(140,908)	(161,192)	(155,335)
Total interest income (expense), net	37,376	33,896	31,399
Income (Loss) Before Income Taxes	187,249	207,876	186,564
Income tax expense (benefit)	51,261	55,423	45,088
Net Income (Loss)	135,988	152,453	141,476
Noncontrolling interests	2,408	(30,707)	(10,855)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$138,396	$121,746	$130,621
Earnings (Loss) per Share-Basic	$20.27	$17.19	$18.02
Earnings (Loss) per Share-Diluted	$19.97	$16.89	$17.71
Weighted Average Shares Outstanding-Basic	6,829	7,082	7,249
Weighted Average Shares Outstanding-Diluted	6,929	7,210	7,375
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net Income (Loss)	$135,988	$152,453	$141,476
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(278), $95 and $(96) for the years ended December 31, 2025, 2024 and 2023, respectively	826	(277)	271
Other comprehensive income (loss)	826	(277)	271
Comprehensive income (loss)	136,814	152,176	141,747
Comprehensive (income) loss attributable to noncontrolling interests	2,408	(30,707)	(10,855)
Comprehensive income (loss) attributable to Virtus Investment Partners, Inc.	$139,222	$121,469	$130,892
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2022	7,181,554	$120	$1,286,244	$130,261	$(358)	4,851,693	$(599,248)	$817,019	$5,917	$822,936	$113,718
Net income (loss)	—	—	—	130,621	—	—	—	130,621	70	130,691	10,785
Foreign currency translation adjustments, net of tax of $(96)	—	—	—	—	271	—	—	271	—	271	—
Net subscriptions (redemptions) and other	—	—	3,188	—	—	—	—	3,188	(1,624)	1,564	(19,634)
Cash dividends declared ($7.10 per common share)	—	—	—	(53,526)	—	—	—	(53,526)	—	(53,526)	—
Repurchase of common shares	(223,807)	—	—	—	—	223,807	(45,216)	(45,216)	—	(45,216)	—
Issuance of common shares related to employee stock transactions	129,981	2	(2)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(13,774)	—	—	—	—	(13,774)	—	(13,774)	—
Stock-based compensation	—	—	25,343	—	—	—	—	25,343	—	25,343	—
Balances at December 31, 2023	7,087,728	$122	$1,300,999	$207,356	$(87)	5,075,500	$(644,464)	$863,926	$4,363	$868,289	$104,869
Net income (loss)	—	—	—	121,746	—	—	—	121,746	769	122,515	29,938
Foreign currency translation adjustments, net of tax of $95	—	—	—	—	(277)	—	—	(277)	—	(277)	—
Net subscriptions (redemptions) and other	—	—	5,249	—	—	—		5,249	(989)	4,260	(27,525)
Cash dividends declared ($8.30 per common share)	—	—	—	(60,881)	—	—	—	(60,881)	—	(60,881)	—
Repurchase of common shares	(201,233)	—	—	—	—	201,233	(45,130)	(45,130)	—	(45,130)	—
Issuance of common shares related to employee stock transactions	80,652	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(11,681)	—	—	—	—	(11,681)	—	(11,681)	—
Stock-based compensation	—	—	24,541	—	—	—	—	24,541	—	24,541	—
Balances at December 31, 2024	6,967,147	$122	$1,319,108	$268,221	$(364)	5,276,733	$(689,594)	$897,493	$4,143	$901,636	$107,282
Net income (loss)	—	—	—	138,396	—	—	—	138,396	(1,011)	137,385	(1,397)
Foreign currency translation adjustments, net of tax of $(278)	—	—	—	—	826	—	—	826	—	826	—
Net subscriptions (redemptions) and other	—	—	4,028	—	—	—		4,028	(2,330)	1,698	(2,951)
Cash dividends declared ($9.30 per common share)	—	—	—	(65,719)	—	—	—	(65,719)	—	(65,719)	—
Repurchase of common shares	(347,364)	—	—	—	—	347,364	(59,999)	(59,999)	—	(59,999)	—
Issuance of common shares related to employee stock transactions	75,398	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(7,847)	—	—	—	—	(7,847)	—	(7,847)	—
Stock-based compensation	—	—	26,865	—	—	—	—	26,865	—	26,865	—
Balances at December 31, 2025	6,695,181	$123	$1,342,153	$340,898	$462	5,624,097	$(749,593)	$934,043	$802	$934,845	$102,934
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$135,988	$152,453	$141,476
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	63,623	69,002	70,046
Stock-based compensation	23,964	32,841	26,825
Equity in (earnings) loss of equity method investments	(3,635)	(2,713)	198
Realized and unrealized (gains) losses on investments, net	(4,214)	(2,795)	(6,132)
Distributions from equity method investments	4,078	5,387	2,327
Change in fair value of contingent consideration	(2,214)	(5,608)	(5,510)
Deferred taxes, net	8,401	7,120	1,394
Lease termination	—	(1,318)	—
Changes in operating assets and liabilities:
Sales (purchases) of investments, net	409	26,114	(16)
Accounts receivable, net and other assets	22,224	8,834	5,388
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(23,166)	(23,166)	3,863
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	18,364	5,279	(4,664)
Purchases of investments by CIP	(1,447,091)	(1,468,615)	(1,264,708)
Sales of investments by CIP	1,130,806	1,196,438	1,263,580
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(194)	49	(261)
Change in other assets and liabilities of CIP	2,008	(2,073)	1,666
Amortization of discount on notes payable of CIP	3,450	4,526	1,685
Net cash provided by (used in) operating activities	(67,199)	1,755	237,157
Cash Flows from Investing Activities:
Capital expenditures and other asset purchases	(6,890)	(5,579)	(8,821)
Purchase of equity method investment	(41,084)	—	(11,645)
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	635	(11,372)	(267)
Acquisition of business, net of cash acquired of $4,395 for the year ended December 31, 2023	—	—	(108,999)
Net cash provided by (used in) investing activities	(47,339)	(16,951)	(129,732)
Cash Flows from Financing Activities:
Refinancing and borrowings on credit agreement	201,191	—	50,000
Repayments on credit agreement	(40,254)	(22,750)	(52,750)
Payment of deferred financing costs	(7,366)	—	—
Payment of contingent consideration	(23,140)	(24,234)	(27,179)
Repurchase of common shares	(59,999)	(44,868)	(45,000)
Common stock dividends paid	(64,599)	(58,123)	(52,047)
Taxes paid related to net share settlement of restricted stock units	(7,847)	(11,681)	(13,774)
Investment management subsidiary equity sales (purchases)	(24,889)	(29,015)	(20,784)
Net contributions from (distributions to) noncontrolling interests	10,388	32,822	6,080
Borrowings by CIP	661,125	1,016,232	269,260
Payments on borrowings by CIP	(453,585)	(783,436)	(469,919)
Net cash provided by (used in) financing activities	191,025	74,947	(356,113)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,390	(456)	523
Net increase (decrease) in cash and cash equivalents	77,877	59,295	(248,165)
Cash, cash equivalents and restricted cash, beginning of year	400,309	341,014	589,179
Cash, cash equivalents and restricted cash, end of year	$478,186	$400,309	$341,014

	Years Ended December 31,
(in thousands)	2025	2024	2023
Supplemental Disclosure of Cash Flow Information
Interest paid	$19,069	$20,260	$22,307
Income taxes paid, net	46,042	56,379	31,160
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common stock dividends payable	16,068	15,676	13,467
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	9,221	(31,255)	(7,170)

	December 31,
(in thousands)	2025	2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$386,483	$265,888
Cash of consolidated investment products	90,686	133,694
Cash pledged or on deposit of consolidated investment products	1,017	727
Cash, cash equivalents and restricted cash at end of year	$478,186	$400,309
The accompanying notes are an integral part of these consolidated financial statements.

Virtus Investment Partners, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business
Virtus Investment Partners, Inc. (the "Company," "we," "us," "our" or "Virtus"), a Delaware corporation, operates in the investment management industry through its subsidiaries.

The Company provides investment management and related services to institutions and individuals. The Company's investment strategies are offered to institutional clients through institutional separate and commingled accounts, including subadvisory services to other investment advisers as well as collateral management of structured products. The Company’s investment management services are provided to individuals through products consisting of: mutual funds registered pursuant to the Investment Company Act of 1940, as amended that include U.S. retail funds, exchange-traded funds ("ETFs"), Undertaking for Collective Investment in Transferable Securities and Qualifying Investor Funds ("global funds" and collectively with U.S. retail funds and ETFs the "open-end funds"); closed-end funds (collectively with open-end funds, the "funds"); retail separate accounts sold through intermediaries and wealth advisory services provided to high net worth clients through our wealth management business.

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

The Company evaluates any variable interest entity ("VIE") in which the Company has a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support, or (ii) where, as a group, the holders of the equity investment at risk do not possess any one of the following: (a) the power through voting or similar rights to direct the activities that most significantly impact the entity's economic performance, (b) the obligation to absorb expected losses or the right to receive expected residual returns of the entity, or (c) proportionate voting and economic interests and where substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. See Note 17 for additional information related to the consolidation of investment products. Intercompany accounts and transactions have been eliminated.

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

Restricted Cash
The Company considers cash and cash equivalents of consolidated investment products ("CIP") and cash pledged or on deposit of CIP to be restricted as it is not available to the Company for its general operations.

Investments
Investment Securities - Fair Value
Investment securities - fair value consist of investments in the Company's sponsored funds and in separate accounts

Notes to Consolidated Financial Statements—(Continued)

and are carried at fair value in accordance with ASC 320, Investments-Debt and Equity Securities ("ASC 320"), and Topic 321, Investments-Equity Securities ("ASC 321"). These securities are marked to market based on the respective publicly quoted net asset values of the funds or market prices of the equity securities or bonds. Transactions in these securities are recorded on a trade date basis. Any unrealized appreciation or depreciation on investment securities is reported on the Consolidated Statement of Operations within realized and unrealized gain (loss) on investments.

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

Non-qualified Retirement Plan Assets and Liabilities
The Company has a non-qualified retirement plan (the "Excess Incentive Plan") that allows certain employees to voluntarily defer compensation. Assets held in trust, which are considered investment securities, are included in investments at fair value in accordance with ASC 820, Fair Value Measurement; the associated obligations to participants, which approximate the fair value of the associated assets, are included in other liabilities on the Consolidated Balance Sheets. See Note 5 for additional information related to the Excess Incentive Plan.

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

Notes to Consolidated Financial Statements—(Continued)

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of business combinations over the identified assets and liabilities acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized. The Company has a single reporting unit for the purpose of assessing potential impairments of goodwill. An impairment analysis of goodwill is performed annually or more frequently, if warranted by events or changes in circumstances affecting the Company's business. The Company follows Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment, which provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company's 2025 and 2024 annual goodwill impairment analysis did not result in any impairment charges.

Definite-lived intangible assets are comprised of certain investment management agreements, trade names, non-competition agreements and software. These assets are amortized on a straight-line basis over the estimated useful lives of such assets, which range from 6 to 16 years. Definite-lived intangible assets are evaluated for impairment on an ongoing basis whenever events or circumstances indicate that the carrying value of the definite-lived intangible asset may not be recoverable. The Company determines if impairment has occurred by comparing estimates of future undiscounted cash flows to the carrying value of assets. Assets are considered impaired, and an impairment is recorded, if the carrying value exceeds the expected future undiscounted cash flows.

Indefinite-lived intangible assets are comprised of certain trade names and fund investment management agreements. These assets are tested for impairment annually or when events or changes in circumstances indicate the assets might be impaired. The Company follows ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary. The Company's 2025 and 2024 annual indefinite-lived intangible assets impairment analysis did not result in any impairment charges.

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

Contingent payment obligations related to business combinations are remeasured at fair value each reporting date using a simulation model or an income approach valuation technique with the assistance of an independent valuation firm and approved by management (level 3 fair value measurement). The change in fair value is recorded in the current period as a gain or loss. Gains and losses resulting from changes in the fair value of contingent payment obligations are reflected within change in fair value of contingent consideration on the Consolidated Statements of Operations.

Contingent payment obligations related to asset purchases, if estimable and probable of payment, are initially recorded at their estimated value and reviewed every reporting period for changes. Any changes to the estimated value are recorded as an update of the initial acquisition cost of the asset with a corresponding change to the estimated contingent payment obligation on the Consolidated Balance Sheets.

Segment Information
Accounting Standards Codification ("ASC") 280, Segment Reporting, establishes disclosure requirements relating to operating segments in annual and interim financial statements. Operating segments are defined as components of an

Notes to Consolidated Financial Statements—(Continued)

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

Noncontrolling interests - Investment Manager
Noncontrolling interests - Investment Manager represents the minority interests of a majority owned consolidated investment management subsidiary. See Note 16 for further discussion.

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

Investment Management Fees
The Company provides investment management services pursuant to investment management agreements through its investment advisers. Investment management services represent a series of distinct daily services that are performed over time. Fees earned on funds are based on each fund's average daily or weekly net assets and are generally calculated and received on a monthly basis. For funds managed by unaffiliated subadvisors, the Company records fees net of the subadvisory fees, as the Company is deemed to be the agent as it relates to the services performed by unaffiliated subadvisers, with the Company's performance obligation being to arrange for the provision of that service and not control the specified service before it is performed. Amounts paid to unaffiliated subadvisers for the years ended December 31, 2025, 2024 and 2023 were $44.3 million, $45.4 million and $54.7 million, respectively.

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

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from our U.S. retail funds for marketing and distribution services. Depending on the fund type or share class, these fees primarily consist of an asset-based fee that is paid by the fund over a period of years to cover allowable sales and marketing expenses, or front-end sales charges that are based on a percentage of the offering price. Asset-based distribution and service fees are primarily earned as percentages of the average daily net assets value and are paid monthly pursuant to the terms of the respective distribution and service fee contracts.

Notes to Consolidated Financial Statements—(Continued)

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

Administration and Shareholder Service Fees
The Company provides administrative fund services to its U.S. retail funds, ETFs and closed-end funds and shareholder services to its U.S. retail funds. Administration and shareholder services are performed over time. The Company earns fees for these services, which are calculated and paid monthly, based on each fund's average daily or weekly net assets. Administrative fund services include: record keeping, preparing and filing documents required to comply with securities laws, legal administration and compliance services, customer service, supervision of the activities of the funds' service providers, tax services and treasury services. The Company also provides office space, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. Shareholder services include maintaining shareholder accounts, processing shareholder transactions, preparing filings and performing necessary reporting.

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

Notes to Consolidated Financial Statements—(Continued)

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

Recent Accounting Pronouncements
New Accounting Standards Implemented
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This standard updates income tax disclosure requirements by requiring disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The Company adopted this standard on January 1, 2025 on a prospective basis, effective for annual financial statements for the year ended December 31, 2025. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

New Accounting Standards Not Yet Implemented
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The standard requires enhanced disclosures of certain expense captions presented on the face of the Consolidated Income Statement. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date which clarifies that the standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted with amendments to be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

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

Notes to Consolidated Financial Statements—(Continued)

3. Revenues
Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Investment management fees
Open-end funds	$286,610	$317,990	$305,238
Closed-end funds	61,305	59,184	58,136
Retail separate accounts	209,538	209,467	171,357
Institutional accounts	167,586	187,189	176,744
Total investment management fees	$725,039	$773,830	$711,475
No Company clients or sponsored funds provided 10 percent or more of the Company's investment management, administration and shareholder service fee revenues in the preceding three years.

4. Goodwill and Other Intangible Assets

Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances of December 31, 2023	$806,655	$(416,834)	$389,821	$42,298	$432,119
Adjustments	2,409	—	2,409	—	2,409
Intangible amortization	—	(56,299)	(56,299)	—	(56,299)
Balances of December 31, 2024	809,064	(473,133)	335,931	42,298	378,229
Adjustments	957	—	957	—	957
Intangible amortization	—	(51,777)	(51,777)	—	(51,777)
Balances of December 31, 2025	$810,021	$(524,910)	$285,111	$42,298	$327,409

Definite-lived intangible asset amortization for the next five and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
2026	$50,906
2027	47,804
2028	42,142
2029	36,544
2030	35,119
2031 and thereafter	72,596
Total	$285,111

At December 31, 2025, the weighted average estimated remaining amortization period for definite-lived intangible assets was 6.7 years.

There have been no changes to goodwill for the years ended December 31, 2025 and 2024.

Notes to Consolidated Financial Statements—(Continued)

5. Investments
Investments consist primarily of investments in the Company's sponsored products. The Company's investments, excluding the assets of CIP discussed in Note 17, at December 31, 2025 and 2024, were as follows:

	December 31,
(in thousands)	2025	2024
Investment securities - fair value	$76,462	$83,771
Equity method investments (1)	60,928	20,286
Nonqualified retirement plan assets	20,090	15,159
Total investments	$157,480	$119,216
(1)The Company's equity method investments are valued on a three-month lag based upon the availability of financial information. On December 15, 2025, the Company completed the acquisition of a 35% minority interest in Crescent Cove Advisors, LP for $41.1 million, including transaction costs.

Investment Securities - Fair Value
Investment securities - fair value consist of investments in the Company's sponsored funds and separate accounts. The composition of the Company's investment securities - fair value was as follows:

	December 31,
	2025		2024
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value:
Sponsored funds	$51,993	$51,013	$63,220	$63,296
Equity securities	19,703	22,903	17,406	19,019
Debt securities	2,531	2,546	1,457	1,456
Total investment securities - fair value	$74,227	$76,462	$82,083	$83,771

For the years ended December 31, 2025, 2024 and 2023, the Company recognized net realized gains of $2.9 million, $3.8 million and $2.1 million, respectively, related to its investment securities - fair value.

Equity Method Investments
The Company's equity method investments primarily consist of minority investments in Crescent Cove Advisors LP and Zevenbergen Capital Investments. For the years ended December 31, 2025, 2024 and 2023, distributions from equity method investments were $4.1 million, $5.4 million and $2.3 million, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

6. Fair Value Measurements
The Company's assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 17, as of December 31, 2025 and 2024 by fair value hierarchy level were as follows:

December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$340,276	$—	$—	$340,276
Investment securities - fair value
Sponsored funds	51,013	—	—	51,013
Equity securities	22,903	—	—	22,903
Debt securities	—	2,546	—	2,546
Nonqualified retirement plan assets	20,090	—	—	20,090
Total assets measured at fair value	$434,282	2,546	$—	$436,828

Liabilities
Contingent consideration	$—	$—	$20,800	$20,800
Total liabilities measured at fair value	$—	$—	$20,800	$20,800

December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$225,736	$—	$—	$225,736
Investment securities - fair value
Sponsored funds	63,296	—	—	63,296
Equity securities	19,019	—	—	19,019
Debt securities	—	1,456	—	1,456
Nonqualified retirement plan assets	15,159	—	—	15,159
Total assets measured at fair value	$323,210	1,456	$—	$324,666

Liabilities
Contingent consideration	$—	$—	$36,100	$36,100
Total liabilities measured at fair value	$—	$—	$36,100	$36,100
The following is a discussion of the valuation methodologies used for the Company's assets and liabilities measured at fair value.

Cash equivalents represent investments in money market funds. Cash investments in money market funds are valued using published net asset values and are classified as Level 1.

Sponsored funds represent investments in funds for which the Company acts as the investment manager. The fair value of U.S. retail funds and global funds are determined based on their published net asset values and are categorized as Level 1. The fair value of closed-end funds and ETFs is determined based on the official closing price on the exchange on which they are traded and are categorized as Level 1.

Equity securities represent securities traded on active markets, are valued at the official closing price (typically the last sale or bid) on the exchange on which the securities are primarily traded and are categorized as Level 1.

Debt securities represent investments in corporate and government bonds. The fair values of corporate and government bonds traded on active markets, are valued at the official closing price on the exchange on which the securities

Notes to Consolidated Financial Statements—(Continued)

are primarily traded and are categorized as Level 1. Debt securities for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service, are categorized as Level 2.

Nonqualified retirement plan assets represent U.S. retail funds within the Company's nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Contingent consideration represents liabilities associated with contingent payment arrangements made in connection with the Company's business combinations. In these contingent payment arrangements, the Company agrees to pay additional transaction consideration to the seller based on future performance. Contingent consideration is remeasured at fair value each reporting date using a simulation model or an income approach valuation technique with the assistance of an independent valuation firm and approved by management and are categorized as Level 3.

The following table presents a reconciliation of beginning and ending balances of the Company's contingent consideration liabilities:

(in thousands)	2025	2024
Contingent consideration, beginning of year	$36,100	$56,200
Reduction for payments made	(13,086)	(14,492)
Increase (reduction) of liability related to re-measurement of fair value	(2,214)	(5,608)
Contingent consideration, end of year	$20,800	$36,100
The contingent consideration liability at December 31, 2025 of $20.8 million, is related to the NFJ Group transaction. This liability is measured using an income approach valuation technique. The most significant unobservable inputs used relate to the revenue growth rates, discount rates (range of 5.43% - 5.53%) and the market price of risk adjustment (5.80%).

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

7. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net were as follows:

	December 31,
(in thousands)	2025	2024
Leasehold improvements	$26,166	$27,321
Furniture and office equipment	18,320	17,150
Computer equipment and software	9,823	8,101
Subtotal	54,309	52,572
Accumulated depreciation and amortization	(32,418)	(29,854)
Furniture, equipment and leasehold improvements, net	$21,891	$22,718

8. Leases
All of the Company's leases qualify as operating leases and consist primarily of leases for office facilities, which have remaining initial lease terms ranging from 0.7 to 12.6 years and a weighted average remaining lease term of 10.5 years. The Company has options to renew certain of its leases for periods ranging from 5.0 to 10.0 years, depending on the lease. None of the Company's renewal options were considered reasonably assured of being exercised and, therefore, were excluded from the initial lease term used to determine the Company's right-of-use asset and lease liability. The Company's right-of-use asset and lease liability on the Consolidated Balance Sheets at December 31, 2025 were $75.2 million and $93.2 million, respectively. The weighted average discount rate used to measure the Company's lease liability was 7.0% at December 31, 2025.

Lease expense totaled $17.3 million, $15.1 million and $14.7 million for fiscal years 2025, 2024 and 2023,

Notes to Consolidated Financial Statements—(Continued)

respectively. Cash payments relating to operating leases during 2025 were $12.7 million.

Lease liability maturities as of December 31, 2025 were as follows:

Fiscal Year	Amount (in thousands)
2026	$12,827
2027	13,156
2028	10,986
2029	12,894
2030	12,717
Thereafter	73,990
Total lease payments	136,570
Less: Imputed interest	43,345
Present value of lease liabilities	$93,225

9. Income Taxes
The components of the provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$35,884	$37,536	$33,523
State	6,293	10,767	10,171
Foreign	683	—	—
Total current tax expense (benefit)	42,860	48,303	43,694
Deferred
Federal	5,632	5,164	789
State	2,625	1,956	605
Foreign	144	—	—
Total deferred tax expense (benefit)	8,401	7,120	1,394
Total expense (benefit) for income taxes	$51,261	$55,423	$45,088

Notes to Consolidated Financial Statements—(Continued)

The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized on the Consolidated Statements of Operations for the year ended December 31, 2025, subsequent to the adoption of ASU 2023-09:

(in thousands)	Year Ended December 31, 2025
U.S. Federal income tax expense (benefit) and tax rate	$39,322	21%
State and local income taxes, net of federal income tax effect (1)	7,597	4%
Foreign tax effects	169	—%
Effect of cross-border tax laws	329	—%
Tax credits	(704)	—%
Change in valuation allowance	2,024	1%
Nontaxable or Nondeductible Items
Excess tax benefits related to share-based compensation	367	—%
Nondeductible compensation	2,216	1%
Effect of net (income) loss attributable to noncontrolling interests	(1,472)	(1)%
Other	342	—%
Other, net	1,071	1%
Income tax expense (benefit)	$51,261	27%
(1)     State and local taxes in Connecticut, California, New Jersey, New York and New York City made up the majority (greater than 50%) of the tax effect in this category.

The following presents a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate to the provision (benefit) for income taxes recognized on the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09:

	Years Ended December 31,
(in thousands)	2024		2023
Tax at statutory rate	$43,654	21%	$39,178	21%
State taxes, net of federal benefit	10,040	5%	9,240	5%
Excess tax benefits related to share-based compensation	(220)	—%	(1,767)	(1)%
Nondeductible compensation	2,246	1%	2,106	1%
Effect of net (income) loss attributable to noncontrolling interests	(2,348)	(1)%	(2,299)	(1)%
Change in valuation allowance	73	—%	(1,547)	(1)%
Other, net	1,978	1%	177	—%
Income tax expense (benefit)	$55,423	27%	$45,088	24%

The provision for income taxes reflects U.S. federal, state and local, and foreign taxes at an effective tax rate of 27%, 27% and 24% for the years ended December 31, 2025, 2024 and 2023, respectively. The Company's tax position for the years ended December 31, 2025, 2024 and 2023 was impacted by changes in the valuation allowance related to the unrealized and realized gains and losses on the Company's investments and state net operating losses.

Notes to Consolidated Financial Statements—(Continued)

The components of Income (Loss) Before Income Taxes were as follows:

Year Ended
December 31, 2025
(in thousands)
Domestic	$184,114
Foreign	3,135
Total Income (Loss) Before Income Taxes	$187,249
The components of income taxes paid (net of refunds) were as follows:

Year Ended
December 31, 2025
(in thousands)
Domestic	$36,000
State	9,609
Foreign	433
Total cash taxes paid (net of refunds)	$46,042
Deferred taxes resulted from temporary differences between the amounts reported on the consolidated financial statements and the tax basis of assets and liabilities. The tax effects of temporary differences were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Intangible assets	$18,332	$18,809
Net operating losses	8,047	9,180
Compensation accruals	16,333	17,173
Lease liability	21,684	17,698
Investment in sponsored products	10,955	8,801
Capital losses	7,290	7,748
Investment in partnerships	7,283	8,058
Gross deferred tax assets	89,924	87,467
Valuation allowance	(19,301)	(16,612)
Gross deferred tax assets after valuation allowance	70,623	70,855
Deferred tax liabilities:
Intangible assets	(31,230)	(29,642)
Right of use asset	(17,303)	(14,406)
Fixed assets	(2,851)	(3,042)
Other	(661)	(559)
Gross deferred tax liabilities	(52,045)	(47,649)
Deferred tax assets, net	$18,578	$23,206
At each reporting date, the Company evaluates the positive and negative evidence used to determine the likelihood of realization of its deferred tax assets. The Company maintained a valuation allowance in the amount of $19.3 million and $16.6 million at December 31, 2025 and 2024, respectively, relating to deferred tax assets on items of a capital nature as well as certain state deferred tax assets.

As of December 31, 2025, the Company had net operating loss carry-forwards for federal income tax purposes represented by a $4.4 million deferred tax asset. The related federal net operating loss carry-forwards are scheduled to begin to expire in the year 2031. As of December 31, 2025, the Company had state net operating loss carry-forwards, varying by subsidiary and jurisdiction, represented by a $3.7 million deferred tax asset. Certain state net operating loss carry-forwards are scheduled to begin to expire in 2029.

Notes to Consolidated Financial Statements—(Continued)

Internal Revenue Code Section 382 ("Section 382") limits tax deductions for net operating losses, capital losses and net unrealized built-in losses after there is a substantial change in ownership in a corporation's stock involving a 50-percentage point increase in ownership by 5% or larger stockholders. At December 31, 2025, the Company had pre-change losses represented by deferred tax assets totaling $4.8 million that are subject to Section 382 limits. The utilization of these assets is subject to an annual limitation of $1.1 million.

Activity in unrecognized tax benefits were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Balance, beginning of year	$856	$856	$856
Decrease related to tax positions taken in prior years	(214)	(214)	(214)
Increase related to positions taken in the current year	—	214	214
Balance, end of year	$642	$856	$856
If recognized, $0.5 million of the $0.6 million gross unrecognized tax benefit balance at December 31, 2025 would favorably impact the Company's effective income tax rate. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next 12 months.

The Company recognizes interest and penalties related to income tax matters within income tax expense. The Company recorded no interest or penalties related to unrecognized tax benefits at December 31, 2025, 2024 and 2023.

The earliest federal tax year that remains open for examination is 2022. The earliest open years in the Company's major state tax jurisdictions are 2010 for Connecticut and 2022 for all of the Company's remaining state tax jurisdictions.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA maintains the 21 percent corporate tax rate and makes permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and development expenditures, more favorable interest deductibility and 100 percent bonus depreciation with effective dates in 2025. Revisions to the international tax framework are effective in 2026. The OBBBA did not have a material impact on our annual effective tax rate in 2025, and we do not expect it to have a material impact in 2026.

10. Debt
Credit Agreement
On September 26, 2025, the Company refinanced its existing credit agreement by entering into a new credit agreement (the "Credit Agreement"). The Credit Agreement provides for (i) a $400.0 million term loan with a seven-year term (the "Term Loan") expiring in September 2032, and (ii) a $250.0 million revolving credit facility with a five-year term expiring in September 2030. A portion of the proceeds of the refinancing have been used to repay the $234.7 million outstanding on the previous term loan. The Company has the right, subject to customary conditions specified in the Credit Agreement, to request additional revolving credit facility commitments and additional term loans to be made under the Credit Agreement. The Company had $399.0 million outstanding at December 31, 2025 under the Term Loan. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Consolidated Balance Sheet net of related debt issuance costs, which were $9.0 million as of December 31, 2025.

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

Notes to Consolidated Financial Statements—(Continued)

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

Future minimum Term Loan payments (exclusive of any mandatory excess cash-flow repayments) as of December 31, 2025 were as follows:

Fiscal Year	Amount (in thousands)
2026	$4,000
2027	4,000
2028	4,000
2029	4,000
2030	4,000
2031 and thereafter	379,000
$399,000

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

Notes to Consolidated Financial Statements—(Continued)

12. Equity Transactions
Dividends
During the first and second quarters of the year ended December 31, 2025, the Board of Directors declared quarterly cash dividends on the Company's common stock of $2.25 each. During the third and fourth quarters of the year ended December 31, 2025, the Board of Directors declared quarterly cash dividends on the Company's common stock of $2.40 each. Total dividends declared on the Company's common stock were $65.7 million for the year ended December 31, 2025.

At December 31, 2025, $21.2 million was included in accounts payable and accrued liabilities on the Consolidated Balance Sheet representing the fourth quarter dividends to be paid on February 11, 2026 for common stock shareholders of record as of January 31, 2026.

On February 25, 2026, the Company declared a quarterly cash dividend of $2.40 per common share to be paid on May 13, 2026 to shareholders of record at the close of business on April 30, 2026.

Common Stock Repurchases
During the year ended December 31, 2025, the Company repurchased 347,364 common shares at a weighted average price of $172.70 per share, for a total cost, including fees and expenses, of $60.0 million under its share repurchase program. As of December 31, 2025, 805,948 shares remain available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

13. Retirement Savings Plan
The Company sponsors a defined contribution 401(k) retirement plan (the "401(k) Plan") covering all employees who meet certain age and service requirements. Employees may contribute a percentage of their eligible compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches employees' contributions at a rate of 100% of employees' contributions up to the first 5.0% of the employees' compensation contributed to the 401(k) Plan. The Company's matching contributions were $8.7 million, $8.7 million and $8.3 million in 2025, 2024 and 2023, respectively.

14. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock, may be granted to officers, employees and directors of the Company pursuant to the Company's Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At December 31, 2025, 689,477 shares of common stock remain available for issuance of the 3,825,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Stock-based compensation expense	$23,964	$32,841	$26,825
Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

Notes to Consolidated Financial Statements—(Continued)

RSU activity, inclusive of PSUs, for the year ended December 31, 2025 is summarized as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	317,489	$205.86
Granted	167,264	$173.84
Forfeited	(32,705)	$218.16
Settled	(115,251)	$202.74
Outstanding at December 31, 2025	336,797	$189.84
The grant-date intrinsic value of RSUs granted during the year ended December 31, 2025 was $29.1 million.

	Years Ended December 31,
(in millions, except per share values)	2025	2024	2023
Weighted-average grant-date fair value per share	$173.84	$234.57	$160.74
Fair value of RSUs vested	$23.4	$29.9	$24.8
For the years ended December 31, 2025, 2024 and 2023, a total of 44,699, 50,910 and 79,516 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations and for which the Company paid $7.8 million, $11.7 million and $13.8 million, respectively, in minimum employee tax withholding obligations. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the years ended December 31, 2025 and 2024, the Company granted 37,777 and 29,276 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718 and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of December 31, 2025 and 2024, unamortized stock-based compensation expense for unvested RSUs and PSUs was $28.4 million and $27.9 million, respectively, with a weighted average remaining contractual life of 1.1 years and 1.1 years, respectively. The Company did not capitalize any stock-based compensation expenses during the years ended December 31, 2025, 2024 and 2023.

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

Notes to Consolidated Financial Statements—(Continued)

15. Earnings (Loss) Per Share
The computation of basic and diluted EPS is as follows:

	Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Net Income (Loss)	$135,988	$152,453	$141,476
Noncontrolling interests	2,408	(30,707)	(10,855)
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$138,396	$121,746	$130,621
Shares (in thousands):
Basic: Weighted-average number of shares outstanding	6,829	7,082	7,249
Plus: Incremental shares from assumed conversion of dilutive instruments	100	128	126
Diluted: Weighted-average number of shares outstanding	6,929	7,210	7,375
Earnings (Loss) per Share—Basic	$20.27	$17.19	$18.02
Earnings (Loss) per Share—Diluted	$19.97	$16.89	$17.71
The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Years Ended Years Ended December 31,
(in thousands)	2025	2024	2023
Restricted stock units and stock options	24	1	2
Total anti-dilutive securities	24	1	2

16. Redeemable Noncontrolling Interests
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

Redeemable noncontrolling interests for the year ended December 31, 2025 included the following amounts:

	Redeemable Noncontrolling Interests
(in thousands)	CIP	Investment Manager	Total
Balance at December 31, 2024	$45,667	$61,615	$107,282
Net income (loss) attributable to noncontrolling interests	2,588	5,415	8,003
Changes in redemption value (1)	—	(9,400)	(9,400)
Total net income (loss) attributable to noncontrolling interests	2,588	(3,985)	(1,397)
Affiliate equity sales (purchases)	—	(24,889)	(24,889)
Net subscriptions (redemptions) and other	27,897	(5,959)	21,938
Balance at December 31, 2025	$76,152	$26,782	$102,934
(1)Relates to noncontrolling interests redeemable at other than fair value.

Equity awards of majority-owned investment management subsidiary
The Company also issues equity-based profit-interest awards of the investment manager to certain of its employees,

Notes to Consolidated Financial Statements—(Continued)

with certain awards having up to a three-year vesting period when issued. These profit-interest awards are subject to holder put rights and Company call rights at established multiples of earnings before interest, taxes, depreciation and amortization, with certain awards also subject to pre-established thresholds. The awards are accounted for as cash-settled liability awards under ASC 718, with changes in value at each reporting date recognized as compensation expense over the requisite service period, if any, in the Company’s Consolidated Statements of Operations. The awards are classified as a liability within accrued compensation and benefits on the Consolidated Balance Sheets until the awards are settled. Additionally, these awards have a right to participate in distributions of the investment manager which are recorded as employment expense in the Company’s Consolidated Statements of Operations.

Accrued compensation associated with these awards was $14.4 million and $19.4 million at December 31, 2025 and 2024, respectively. Compensation expense related to these awards totaled $(2.8) million and $8.2 million for the years ended December 31, 2025 and 2024, respectively.

17. Consolidation
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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Consolidated Balance Sheets as of December 31, 2025 and 2024:

	As of December 31,
	2025			2024
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	GFs		CLOs	GFs
Cash and cash equivalents	$2,284	$86,491	$2,928	$5,179	$125,995	$3,247
Investments	75,877	2,450,177	107,298	40,678	2,141,626	88,413
Other assets	700	38,721	1,199	403	172,707	1,261
Notes payable	—	(2,359,828)	—	—	(2,171,946)	—
Securities purchased payable and other liabilities	(363)	(96,935)	(919)	(4,271)	(151,922)	(1,840)
Noncontrolling interests	(24,244)	(802)	(51,908)	(12,452)	(4,143)	(33,215)
Net interests in CIP	$54,254	$117,824	$58,598	$29,537	$112,317	$57,866
Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included. At December 31, 2025, the Company consolidated eight CLOs. The financial information of CLOs is included in the Company's consolidated financial statements on a one-month lag based upon the availability of their financial information.

Investments of CLOs
The CLOs held investments of $2.5 billion at December 31, 2025, consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2025 and 2033 and generally pay interest at SOFR plus a spread.

Notes to Consolidated Financial Statements—(Continued)

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.6 billion at December 31, 2025, consisting of senior secured floating rate notes payable with a par value of $2.4 billion and subordinated notes with a par value of $271.8 million. These note obligations bear interest at variable rates based on SOFR plus a pre-defined spread.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at December 31, 2025, as shown in the table below:

(in thousands)
Subordinated notes	$115,917
Accrued investment management fees	1,907
Total Beneficial Interests	$117,824
The following table represents income and expenses of the consolidated CLOs included in the Company's Consolidated Statements of Operations for the period indicated:

Year Ended
December 31, 2025
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(30,770)
Interest income	178,680
Total Income	$147,910

Expenses:
Other operating expenses	$4,468
Interest expense	140,907
Total Expense	145,375
Noncontrolling interests	1,011
Net Income (loss) attributable to CLOs	$3,546
The following table represents the Company's own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Year Ended
December 31, 2025
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(6,098)
Investment management fees	9,644
Total Economic Interests	$3,546

Notes to Consolidated Financial Statements—(Continued)

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of December 31, 2025 and 2024 by fair value hierarchy level were as follows:

As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$86,491	$—	$—	$86,491
Debt investments	91	2,536,337	30,333	2,566,761
Equity investments	66,180	—	411	66,591
Total assets measured at fair value	$152,762	$2,536,337	$30,744	$2,719,843
Liabilities
Notes payable	$—	$2,359,828	$—	$2,359,828
Short sales	225	—	—	225
Total liabilities measured at fair value	$225	$2,359,828	$—	$2,360,053

As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$127,695	$—	$—	$127,695
Debt investments	—	2,239,924	6,676	2,246,600
Equity investments	22,993	111	1,013	24,117
Total assets measured at fair value	$150,688	$2,240,035	$7,689	$2,398,412
Liabilities
Notes payable	$—	$2,171,946	$—	$2,171,946
Short sales	356	—	—	356
Total liabilities measured at fair value	$356	$2,171,946	$—	$2,172,302
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

Notes to Consolidated Financial Statements—(Continued)

compensation for services. The fair value of the beneficial interests held by the Company is based on third-party pricing information without adjustment.

The securities purchased payable at December 31, 2025 and 2024 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

(in thousands)	Year Ended December 31,
Level 3 Investments of CIP (1)	2025	2024
Balance at beginning of period	$7,689	$37,062
Purchases	2,420	2,062
Sales	(50,282)	(43,179)
Realized and unrealized gains (losses), net	(2,214)	459
Transfers to Level 2	(71,788)	(120,916)
Transfers from Level 2	144,919	132,201
Balance at end of period	$30,744	$7,689

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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At December 31, 2025, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $67.4 million.

18. Segments
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

Notes to Consolidated Financial Statements—(Continued)

significant and there are no other significant segment expenses that would require disclosure. Assets provided to the CODM are consistent with those reported on the Consolidated Balance Sheets.

19. Keystone Agreement
On December 5, 2025, the Company entered into an agreement to acquire a majority interest in Keystone National Group ("Keystone"), an investment manager specializing in asset-centric private credit. Under the agreement, the Company would purchase a majority interest in Keystone for consideration of $200.0 million at closing and up to an additional $170.0 million of deferred consideration, including earnout payments subject to the achievement of future revenue targets. The transaction is expected to close in the first quarter of 2026, subject to customary closing conditions, necessary regulatory approvals and client approvals, including approvals by the Keystone registered fund shareholders.