Form 10-Q
period 2026-03-31
VIRTUS INVESTMENT PARTNERS, INC.
filed 2026-05-08
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 6,682,122 as of May 1, 2026.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$136,637	$386,483
Investments	143,089	157,480
Accounts receivable, net	104,397	102,733
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	136,831	90,686
Cash pledged or on deposit of CIP	972	1,017
Investments of CIP	2,580,442	2,633,352
Other assets of CIP	46,758	40,620
Furniture, equipment and leasehold improvements, net	22,494	21,891
Operating lease right-of-use assets	75,406	75,166
Intangible assets, net	619,234	327,409
Goodwill	640,791	397,098
Deferred taxes, net	17,414	18,578
Other assets	37,618	38,687
Total assets	$4,562,083	$4,291,200
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$74,966	$182,808
Accounts payable and accrued liabilities	52,795	54,520
Contingent consideration	126,316	39,108
Debt	439,292	389,957
Investment manager noncontrolling interests liability	151,546	14,937
Operating lease liabilities	94,088	93,225
Other liabilities	28,207	20,821
Liabilities of CIP
Notes payable of CIP	2,313,415	2,359,828
Securities purchased payable and other liabilities of CIP	169,984	98,217
Total liabilities	3,450,609	3,253,421
Commitments and Contingencies (Note 13)
Redeemable noncontrolling interests	193,068	102,934
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,379,615 shares issued and 6,682,055 shares outstanding at March 31, 2026; and 12,319,278 shares issued and 6,695,181 shares outstanding at December 31, 2025	124	123
Additional paid-in capital	1,344,828	1,342,153
Retained earnings (accumulated deficit)	331,606	340,898
Accumulated other comprehensive income (loss)	436	462
Treasury stock, at cost, 5,697,560 and 5,624,097 shares at March 31, 2026 and December 31, 2025, respectively	(759,593)	(749,593)
Total equity attributable to Virtus Investment Partners, Inc.	917,401	934,043
Noncontrolling interests	1,005	802
Total equity	918,406	934,845
Total liabilities and equity	$4,562,083	$4,291,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenues
Investment management fees	$169,133	$186,091
Administration and shareholder service fees	17,311	18,007
Distribution and service fees	11,633	12,753
Other income and fees	1,458	1,081
Total revenues	199,535	217,932
Operating Expenses
Employment expenses	105,213	109,093
Distribution and other asset-based expenses	20,534	22,896
Other operating expenses	36,203	33,059
Other operating expenses of consolidated investment products ("CIP")	2,015	1,000
Change in fair value of contingent consideration	409	—
Restructuring expense	2,871	—
Depreciation expense	1,667	2,345
Amortization expense	15,175	12,944
Total operating expenses	184,087	181,337
Operating Income (Loss)	15,448	36,595
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	845	(991)
Realized and unrealized gain (loss) of CIP, net	(14,344)	(7,649)
Other income (expense), net	623	998
Total other income (expense), net	(12,876)	(7,642)
Interest Income (Expense)
Interest expense	(6,765)	(4,561)
Interest and dividend income	2,947	3,016
Interest and dividend income of investments of CIP	48,631	47,553
Interest expense of CIP	(34,082)	(34,559)
Total interest income (expense), net	10,731	11,449
Income (Loss) Before Income Taxes	13,303	40,402
Income tax expense (benefit)	7,152	12,350
Net Income (Loss)	6,151	28,052
Noncontrolling interests	974	595
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$7,125	$28,647
Earnings (Loss) per Share—Basic	$1.07	$4.12
Earnings (Loss) per Share—Diluted	$1.05	$4.05
Weighted Average Shares Outstanding—Basic	6,690	6,955
Weighted Average Shares Outstanding—Diluted	6,806	7,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net Income (Loss)	$6,151	$28,052
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $237 and $(100) for the three months ended March 31, 2026 and 2025, respectively	(26)	292
Other comprehensive income (loss)	(26)	292
Comprehensive income (loss)	6,125	28,344
Comprehensive (income) loss attributable to noncontrolling interests	974	595
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$7,099	$28,939
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$6,151	$28,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	17,670	16,121
Stock-based compensation	5,189	6,734
Equity in earnings of equity method investments	(1,073)	(980)
Realized and unrealized (gains) losses on investments, net	(814)	957
Change in fair value of contingent consideration	409	—
Deferred taxes, net	1,397	1,440
Changes in operating assets and liabilities:
Sales (purchases) of investments, net	15,891	552
Accounts receivable, net and other assets	5,126	10,917
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(107,160)	(121,449)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	13,037	4,039
Purchases of investments by CIP	(312,406)	(327,705)
Sales of investments by CIP	388,968	375,074
Net proceeds (purchases) of short-term investments and securities sold short by CIP	(83)	(72)
Change in other assets and liabilities of CIP	3,599	2,533
Net cash provided by (used in) operating activities	35,901	(3,787)
Cash Flows from Investing Activities:
Capital expenditures	(2,360)	(2,984)
Acquisition of business, net of cash acquired of $2.7 million	(196,110)	—
Net cash provided by (used in) investing activities	(198,470)	(2,984)
Cash Flows from Financing Activities:
Borrowings on credit agreement	50,000	—
Repayments on credit agreement	(1,000)	(687)
Common stock dividends paid	(17,897)	(17,146)
Repurchase of common shares	(10,000)	(20,000)
Payment of contingent consideration	(22,621)	(23,140)
Taxes paid related to net share settlement of restricted stock units	(5,138)	(6,109)
Investment management subsidiary equity sales (purchases)	—	(1,053)
Net contributions from (distributions to) noncontrolling interests	(13,195)	17,264
Financing activities of CIP:
Payments on borrowings by CIP	(390,294)	(123,590)
Borrowings by CIP	369,246	—
Net cash provided by (used in) financing activities	(40,899)	(174,461)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(278)	509
Net increase (decrease) in cash, cash equivalents and restricted cash	(203,746)	(180,723)
Cash, cash equivalents and restricted cash, beginning of period	478,186	400,309
Cash, cash equivalents and restricted cash, end of period	$274,440	$219,586

Non-Cash Investing and Financing Activities:
Contingent consideration	$109,420	$—
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$—	$(3,749)
Common stock dividends payable	$16,037	$15,550

(in thousands)	March 31, 2026	December 31, 2025
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$136,637	$386,483
Cash and cash equivalents of CIP	136,831	90,686
Cash pledged or on deposit of CIP	972	1,017
Cash, cash equivalents and restricted cash at end of period	$274,440	$478,186
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2024	6,967,147	$122	$1,319,108	$268,221	$(364)	5,276,733	$(689,594)	$897,493	$4,143	$901,636	$107,282
Net income (loss)	—	—	—	28,647	—	—	—	28,647	(52)	28,595	(543)
Foreign currency translation adjustments	—	—	—	—	292	—	—	292	—	292	—
Net subscriptions (redemptions) and other	—	—	195	—	—	—	—	195	(1,559)	(1,364)	13,840
Cash dividends declared ($2.25 per common share)	—	—	—	(15,889)	—	—	—	(15,889)	—	(15,889)	—
Repurchases of common shares	(111,200)	—	—	—	—	111,200	(20,000)	(20,000)	—	(20,000)	—
Issuance of common shares related to employee stock transactions	55,069	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(6,109)	—	—	—	—	(6,109)	—	(6,109)	—
Stock-based compensation	—	—	9,087	—	—	—	—	9,087	—	9,087	—
Balances at March 31, 2025	6,911,016	$123	$1,322,280	$280,979	$(72)	5,387,933	$(709,594)	$893,716	$2,532	$896,248	$120,579
Balances at December 31, 2025	6,695,181	$123	$1,342,153	$340,898	$462	5,624,097	$(749,593)	$934,043	$802	$934,845	$102,934
Acquisition of businesses	—	—	—	—	—	—	—	—	—	—	104,564
Net income (loss)	—	—	—	7,125	—	—	—	7,125	347	7,472	(1,321)
Foreign currency translation adjustments	—	—	—	—	(26)	—	—	(26)	—	(26)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(144)	(144)	(13,109)
Cash dividends declared ($2.40 per common share)	—	—	—	(16,417)	—	—	—	(16,417)	—	(16,417)	—
Repurchases of common shares	(73,463)	—	—	—	—	73,463	(10,000)	(10,000)	—	(10,000)	—
Issuance of common shares related to employee stock transactions	60,337	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(5,137)	—	—	—	—	(5,137)	—	(5,137)	—
Stock-based compensation	—	—	7,813	—	—	—	—	7,813	—	7,813	—
Balances at March 31, 2026	6,682,055	$124	$1,344,828	$331,606	$436	5,697,560	$(759,593)	$917,401	$1,005	$918,406	$193,068

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
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report on Form 10-K") filed with the Securities and Exchange Commission (the "SEC"). The Company’s significant accounting policies, which have been consistently applied, are summarized in its 2025 Annual Report on Form 10-K.

Certain prior period balances on the Condensed Consolidated Balance Sheets have been reclassified to conform to the current period presentation. These changes, which had no effect on net income, total comprehensive income, total assets, or total liabilities and equity as previously reported, are as follows:
▪With the acquisition of 56% of the equity of Keystone National Group, LLC ("Keystone") on March 1, 2026, the Company has separately identified its investment manager noncontrolling interests liability on its Condensed Consolidated Balance Sheets. Certain other investment manager noncontrolling interests liabilities classified within accrued compensation and benefits in the prior year period have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements
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

Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended March 31,
(in thousands)	2026	2025
Investment management fees
Open-end funds	$63,726	$74,037
Closed-end funds	20,790	14,853
Retail separate accounts	47,318	54,272
Institutional accounts	37,299	42,929
Total investment management fees	$169,133	$186,091

4. Acquisitions
On March 1, 2026, the Company, through its wholly owned subsidiary, Virtus Private Markets Holdings, LLC, completed the acquisition of 56% of the equity of Keystone (the "Acquisition"), an investment manager specializing in asset-centric private credit. The Acquisition expands the Company's offerings into private markets with the addition of a differentiated asset-backed lending capability. The total purchase price of the Acquisition was $308.2 million, comprising $198.8 million paid in cash and $109.4 million in contingent consideration recorded at fair value. The contingent consideration consists of $88.1 million in deferred cash consideration at fair value, which represents payments of $65.0 million and $30.0 million to be paid on the first and second anniversary of the acquisition, and $21.3 million in contingent consideration at fair value, which represents a maximum of $75.0 million in potential earn-out payments based on pre-established performance metrics related to revenue retention and revenue growth rates.

The Company accounted for the Acquisition in accordance with ASC 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired, liabilities assumed and noncontrolling interests based upon their estimated fair values at the date of the Acquisition, as well as goodwill and definite-lived intangible assets of $243.7 million and $307.0 million, respectively. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations and could differ materially from the preliminary purchase price allocation and may include changes to various balances, including fixed assets, intangible assets and goodwill. The finalization of the purchase price allocation will not extend beyond the one-year measurement period provided under ASC 805.

The following table summarizes the initial estimate of amounts of identified acquired assets, liabilities assumed and noncontrolling interests as of the acquisition date:

($ in thousands)	March 1, 2026
Assets:
Cash and cash equivalents	$2,659
Accounts receivable	4,585
Intangible assets	307,000
Goodwill	243,693
Operating lease right-of-use assets	2,063
Other assets	602
Total Assets	560,602
Liabilities
Accrued compensation and benefits	8,084
Accounts payable and accrued liabilities	118
Investment manager noncontrolling interests liability	137,584
Operating lease liabilities	2,063
Total liabilities	147,849
Redeemable noncontrolling interests	104,564
Total Liabilities & Noncontrolling Interests	252,413
Total Net Assets Acquired	$308,189

Identifiable Intangible Assets Acquired
In connection with the allocation of the purchase price, we identified the following intangible assets:

	March 1, 2026
($ in thousands)	Approximate Fair Value (in thousands)	Weighted Average Useful Life (in years)
Definite-lived intangible assets:
Investment management agreements	$292,000	10.8 years
Trade name	15,000	10.0 years
Total identifiable intangible assets	$307,000
The fair value of investment management agreements was estimated using a multi-period excess earnings method and the fair value of the trade name was estimated using a royalty savings method.

Redeemable Noncontrolling Interests and Investment Manager Noncontrolling Interests Liability
Represents the noncontrolling interests of Keystone equity units subject to holder put rights and Company call rights and conditional and unconditional redemption provisions depending on unit class. Noncontrolling interests with conditional redemption provisions are classified as redeemable noncontrolling interests and noncontrolling interests with unconditional redemption provisions are classified as a liability. The fair value of these noncontrolling interests were estimated by applying the income and market approach valuation methodologies. Significant assumptions and inputs include discount rate (10%-11%) and future revenue and earnings assumptions. See Note 14 for further discussion.

Acquired Business
For the three months ended March 31, 2026, the Company incurred $5.6 million in transaction and integration costs associated with the Acquisition, which are included in other operating expenses on the Company's Condensed Consolidated Statements of Operations.

Revenues and earnings of Keystone subsequent to the closing date of the Acquisition of March 1, 2026 within the quarter ended March 31, 2026, were as follows:

(in thousands)	One Month Ended March 31, 2026
Total revenues	$5,286
Net Income (Loss) Attributable to Stockholders	$(240)

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the Acquisition occurred on January 1, 2025. The unaudited pro forma information also reflects adjustment for transaction and integration expenses as if the transaction had been consummated on January 1, 2025. This unaudited pro-forma information should not be relied upon as being indicative of historical results that would have been obtained if the Acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
(in thousands)	2026	2025
Total revenues	$209,996	$231,899
Net Income (Loss) Attributable to Common Stockholders	9,977	16,246

5. Goodwill and Intangible Assets, Net
Activity in goodwill was as follows:

(in thousands)
Balance at December 31, 2025	$397,098
Additions	243,693
Balance at March 31, 2026	$640,791

Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2025	$810,021	$(524,910)	$285,111	$42,298	$327,409
Additions	307,000	—	307,000	—	307,000
Intangible amortization	—	(15,175)	(15,175)	—	(15,175)
Balances at March 31, 2026	$1,117,021	$(540,085)	$576,936	$42,298	$619,234
Definite-lived intangible asset amortization for the remainder of fiscal year 2026 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2026	$60,140
2027	76,262
2028	70,432
2029	64,835
2030	63,410
2031 and thereafter	241,857
Total	$576,936

6. Investments
Investments consist primarily of investments in equity method investments and the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 15, at March 31, 2026 and December 31, 2025 were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Investment securities - fair value	$53,460	$76,462
Equity method investments (1)	62,073	60,928
Nonqualified retirement plan assets	27,556	20,090
Total investments	$143,089	$157,480
(1)    The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and in separate accounts. The composition of the Company’s investment securities - fair value was as follows:

	March 31, 2026		December 31, 2025
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$30,122	$29,130	$51,993	$51,013
Equity securities	19,285	21,449	19,703	22,903
Debt securities	2,908	2,881	2,531	2,546
Total investment securities - fair value	$52,315	$53,460	$74,227	$76,462
For the three months ended March 31, 2026 and 2025, the Company recognized net realized gains of $1.9 million and $0.2 million, respectively, related to its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 15, as of March 31, 2026 and December 31, 2025 by fair value hierarchy level were as follows:
March 31, 2026

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$99,963	$—	$—	$99,963
Investment securities - fair value
Sponsored funds	29,130	—	—	29,130
Equity securities	21,449	—	—	21,449
Debt securities	—	2,881	—	2,881
Nonqualified retirement plan assets	27,556	—	—	27,556
Total assets measured at fair value	$178,098	$2,881	$—	$180,979

Liabilities
Contingent consideration	$—	$—	$118,344	$118,344
Total liabilities measured at fair value	$—	$—	$118,344	$118,344

December 31, 2025

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$340,276	$—	$—	$340,276
Investment securities - fair value
Sponsored funds	51,013	—	—	51,013
Equity securities	22,903	—	—	22,903
Debt securities	—	2,546	—	2,546
Nonqualified retirement plan assets	20,090	—	—	20,090
Total assets measured at fair value	$434,282	$2,546	$—	$436,828

Liabilities
Contingent consideration	$—	$—	$20,800	$20,800
Total liabilities measured at fair value	$—	$—	$20,800	$20,800
The following is a discussion of the valuation methodologies used for the Company’s assets measured at fair value.

Cash equivalents represent investments in money market funds. Cash investments in money market funds are valued using published net asset values and are classified as Level 1.

Sponsored funds represent investments in funds for which the Company acts as the investment manager. The fair values of U.S. retail funds and global funds are determined based on their published net asset values and are categorized as Level 1. The fair values of closed-end funds and ETFs are determined based on the official closing price on the exchange on which they are traded and are categorized as Level 1.

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

Contingent consideration represents liabilities associated with contingent payment arrangements made in connection with the Company's business combinations. In these contingent payment arrangements, the Company agrees to pay additional transaction consideration to the seller based on future performance and/or the passage of time. Contingent consideration is remeasured at fair value each reporting date using a simulation model or an income approach valuation technique with the assistance of an independent valuation firm, and approved by management, and are categorized as Level 3.

The following table presents a reconciliation of beginning and ending balances of the Company's contingent consideration liabilities:

	Three Months Ended March 31,
(in thousands)	2026	2025
Liabilities
Contingent consideration, beginning of period	$20,800	$36,100
Additions for acquisition	109,420	—
Reduction for payments made	(12,285)	(13,086)
Increase (reduction) of liability related to re-measurement of fair value	409	—
Contingent consideration, end of period	$118,344	$23,014

The contingent consideration liability as of March 31, 2026 was comprised of the following:

▪Keystone Acquisition liability as of March 31, 2026 was $109.8 million, measured using an options pricing model and discounted cash flow valuation technique. The most significant unobservable inputs used relate to the discount rates (range of 5.94% - 6.05%) and the market price of risk adjustment (5.50%).
▪NFJ Group transaction liability as of March 31, 2026 was $8.5 million measured using an options pricing model valuation technique. The most significant unobservable inputs used relate to the revenue growth rates, discount rates (range of 5.43% - 5.53%) and the market price of risk adjustment (5.80%).

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

8. Equity Transactions
Dividends Declared
On February 25, 2026, the Company declared a quarterly cash dividend of $2.40 per common share to be paid on May 13, 2026 to shareholders of record at the close of business on April 30, 2026.

Common Stock Repurchases
During the three months ended March 31, 2026, the Company repurchased 73,463 common shares under its share repurchase program at a weighted average price of $136.09 per share, for a total cost, including fees and expenses, of $10.0 million. As of March 31, 2026, 732,485 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

9. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock, may be granted to officers, employees and directors of the Company pursuant to the Company's Amended and Restated Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At March 31, 2026, 484,055 shares of common stock remained available for issuance of the 3,825,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Stock-based compensation expense	$5,189	$6,734

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the three months ended March 31, 2026 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	336,797	$189.84
Granted	239,590	$125.90
Forfeited	(34,168)	$175.75
Settled	(101,025)	$184.58
Outstanding at March 31, 2026	441,194	$157.41
For the three months ended March 31, 2026 and 2025, a total of 40,688 and 35,178 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations and for which the Company paid $5.1 million and $6.1 million, respectively, in minimum employee tax withholding obligations. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the three months ended March 31, 2026 and 2025, the Company granted 45,782 and 37,777 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of March 31, 2026, unamortized stock-based compensation expense for unvested RSUs and PSUs was $50.8 million with a weighted-average remaining contractual life of 1.8 years.

10. Earnings (Loss) Per Share
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
The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Net Income (Loss)	$6,151	$28,052
Noncontrolling interests	974	595
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$7,125	$28,647
Shares:
Basic: Weighted-average number of shares outstanding	6,690	6,955
Plus: Incremental shares from assumed conversion of dilutive instruments	116	118
Diluted: Weighted-average number of shares outstanding	6,806	7,073
Earnings (Loss) per Share—Basic	$1.07	$4.12
Earnings (Loss) per Share—Diluted	$1.05	$4.05

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2026	2025
Restricted stock units	56	22
Total anti-dilutive securities	56	22

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 53.8% and 30.6% for the three months ended March 31, 2026 and 2025, respectively. The higher estimated effective tax rate for the three months ended March 31, 2026 was primarily due to a change in valuation allowances in the current year related to the tax effects of higher realized and unrealized losses on Company investments compared to the prior year and the rate impact of lower pre tax income.

12. Debt
Credit Agreement
The Company's credit agreement (the "Credit Agreement") provides for (i) a $400.0 million term loan for the Company with a seven-year term (the "Term Loan") expiring in September 2032, and (ii) a $250.0 million revolving credit facility (the "Revolver") with a five-year term expiring in September 2030. The Company borrowed $50.0 million under the Revolver during the three months ended March 31, 2026. The Company repaid $1.0 million outstanding under the Term Loan during the three months ended March 31, 2026 and had $398.0 million outstanding under the Term Loan at March 31, 2026. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheets net of related debt issuance costs, which were $8.7 million as of March 31, 2026.

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

14. Redeemable Noncontrolling Interests and Investment Manager Noncontrolling Interests Liability
Redeemable noncontrolling interests
Minority interests held in majority-owned investment management subsidiaries are subject to holder put rights and Company call rights at a pre-established fixed redemption price during a discrete period or pre-established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered redeemable at other than fair value. The rights are exercisable at pre-established intervals or upon certain conditions, such as retirement. The put and call rights are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing equity of the investment management subsidiary, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. The minority interests are recorded at estimated redemption value within redeemable noncontrolling interests on the Company's Condensed Consolidated Balance Sheets, and any changes in the estimated redemption value are recorded on the Condensed Consolidated Statements of Operations within noncontrolling interests.

Redeemable noncontrolling interests for the three months ended March 31, 2026 included the following amounts:

	Redeemable Noncontrolling Interests
(in thousands)	CIP	Investment Managers	Total
Balances at December 31, 2025	$76,152	$26,782	$102,934
Net income (loss) attributable to noncontrolling interests	(873)	534	(339)
Changes in redemption value (1)	—	(982)	(982)
Total net income (loss) attributable to noncontrolling interests	(873)	(448)	(1,321)
Business acquisition	—	104,564	104,564
Net subscriptions (redemptions) and other	(13,046)	(63)	(13,109)
Balances at March 31, 2026	$62,233	$130,835	$193,068
(1)    Relates to noncontrolling interests redeemable at other than fair value.

Investment Manager Noncontrolling Interest Liability
Minority interests held in a majority-owned investment management subsidiary that are subject to unconditional obligations to purchase at a pre-established fixed redemption price during a discrete period or pre-established multiples of earnings before interest, taxes, depreciation and amortization and, as such, are considered mandatorily redeemable and classified as a liability. The Company, in purchasing equity of the investment management subsidiary, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity. This liability is recorded at the greater of the estimated redemption value or the initial fair value with any changes recorded on the Condensed Consolidated Statements of Operations within other expenses along with any distributions earned and paid. The balance as of March 31, 2026 was $151.5 million primarily attributable to the Keystone acquisition (see Note 5).

Equity awards of majority owned investment management subsidiary
The Company issues equity-based profit-interest awards of a majority owned investment manager to its employees, with awards having up to a three-year vesting period when issued. These profit-interest awards are subject to holder put rights and Company call rights at pre-established multiples of earnings before interest, taxes, depreciation and amortization, with certain awards also subject to pre-established thresholds. The awards are accounted for as cash-settled liability awards under ASC 718, with changes in value at each reporting date recognized as compensation expense over the requisite service period, if any, in the Company’s Condensed Consolidated Statements of Operations. The awards are classified as a liability within investment manager noncontrolling interests liability on the Condensed Consolidated Balance Sheets until the awards are settled. Additionally, these awards have a right to participate in distributions of the investment manager which are recorded as employment expense in the Company’s Condensed Consolidated Statements of Operations.

The liability associated with these awards was $13.0 million and $14.4 million at March 31, 2026 and December 31, 2025, respectively. Compensation expense related to these awards totaled $(1.0) million and $(0.6) million for the three months ended March 31, 2026 and 2025, respectively.

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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026			December 31, 2025
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	GFs		CLOs	GFs
Cash and cash equivalents	$3,813	$131,915	$2,075	$2,284	$86,491	$2,928
Investments	76,324	2,415,291	88,827	75,877	2,450,177	107,298
Other assets	800	44,451	1,507	700	38,721	1,199
Notes payable	—	(2,313,415)	—	—	(2,359,828)	—
Securities purchased payable and other liabilities	(1,301)	(167,854)	(829)	(363)	(96,935)	(919)
Noncontrolling interests	(24,407)	(1,005)	(37,826)	(24,244)	(802)	(51,908)
Net interests in CIP	$55,229	$109,383	$53,754	$54,254	$117,824	$58,598

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included. At March 31, 2026, the Company consolidated eight CLOs. The financial information of CLOs is included in the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information.

Investments of CLOs
The CLOs held investments of $2.4 billion at March 31, 2026, consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2026 and 2033 and generally pay interest at SOFR plus a spread.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.6 billion at March 31, 2026, consisting of senior secured floating rate notes payable with a par value of $2.4 billion and subordinated notes with a par value of $271.8 million. These note obligations bear interest at variable rates based on SOFR plus a pre-defined spread.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at March 31, 2026, as shown in the table below:

(in thousands)
Subordinated notes	$106,860
Accrued investment management fees	2,523
Total Beneficial Interests	$109,383

The following table represents income and expenses of the consolidated CLOs included in the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Three Months Ended March 31, 2026
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(10,804)
Interest income	46,336
Total Income	35,532

Expenses:
Other operating expenses	1,651
Interest expense	34,082
Total Expense	35,733
Noncontrolling interests	(347)
Net Income (Loss) Attributable to CLOs	$(548)

The following table represents the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Three Months Ended March 31, 2026
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$(3,487)
Investment management fees	2,939
Total Economic Interests	$(548)

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 by fair value hierarchy level were as follows:

As of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$131,915	$—	$—	$131,915
Debt investments	4,957	2,497,417	29,200	2,531,574
Equity investments	46,735	1,843	290	48,868
Total assets measured at fair value	$183,607	$2,499,260	$29,490	$2,712,357
Liabilities
Notes payable	$—	$2,313,415	$—	$2,313,415
Total liabilities measured at fair value	$—	$2,313,415	$—	$2,313,415

As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$86,491	$—	$—	$86,491
Debt investments	91	2,536,337	30,333	2,566,761
Equity investments	66,180	—	411	66,591
Total assets measured at fair value	$152,762	$2,536,337	$30,744	$2,719,843
Liabilities
Notes payable	$—	$2,359,828	$—	$2,359,828
Short sales	225	—	—	225
Total liabilities measured at fair value	$225	$2,359,828	$—	$2,360,053

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

The securities purchased payable at March 31, 2026 and December 31, 2025 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$30,744	$7,689
Realized and unrealized gains (losses), net	(3,001)	(1,055)
Purchases	1,025	135
Sales	(57)	(155)
Transfers to Level 2	(27,230)	(5,803)
Transfers from Level 2	28,009	17,957
Balance at end of period (1)	$29,490	$18,768
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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At March 31, 2026, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $67.0 million.

16. Segments
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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, resulting from: (i) reduction in our assets under management; (ii) financial or business risks from strategic transactions; (iii) withdrawal, renegotiation or termination of investment management agreements; (iv) damage to our reputation; (v) inability to satisfy debt covenants and required payments; (vi) lack of sufficient capital on satisfactory terms; (vii) inability to attract and retain key personnel; (viii) challenges from competition; (ix) adverse developments related to unaffiliated subadvisers; (x) negative changes in key distribution relationships; (xi) interruptions, breaches, or failures of technology systems; (xii) loss on our investments; (xiii) adverse regulatory and legal developments; (xiv) failure to comply with investment guidelines or other contractual requirements; (xv) adverse civil litigation, government investigations, or proceedings; (xvi) unfavorable changes in tax laws or unanticipated tax obligations; (xvii) impediments from certain corporate governance provisions; (xviii) losses or costs not covered by insurance; (xix) impairment of goodwill or other intangible assets; and other risks and uncertainties. Any occurrence of, or any material adverse change in, one or more risk factors or risks and uncertainties referred to above, in our 2025 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

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

Financial Highlights
▪Total revenues were $199.5 million in the first quarter of 2026, a decrease of $18.4 million, or 8.4%, compared to total revenues of $217.9 million in the first quarter of 2025.
▪Operating income was $15.4 million in the first quarter of 2026, a decrease of $21.1 million, or 57.8%, compared to $36.6 million in the first quarter of 2025.
▪Net income per diluted share was $1.05 in the first quarter of 2026, a decrease of $3.00, or 74.1%, compared to net income per diluted share of $4.05 in the first quarter of 2025.

Keystone National Group
On March 1, 2026, the Company completed a majority investment in Keystone National Group ("Keystone"), an investment manager specializing in asset-centric private credit with $2.3 billion of assets under management at February 28, 2026.

Assets Under Management
Total sales were $5.8 billion in the first quarter of 2026, a decrease of $0.5 billion, or 7.4%, from $6.2 billion in the first quarter of 2025. Net flows were $(8.4) billion in the first quarter of 2026 compared to net flows of $(3.0) billion in the first quarter of 2025.

At March 31, 2026, total assets under management were $149.0 billion, representing a decrease of $18.4 billion, or 11.0%, from March 31, 2025, and a decrease of $10.5 billion, or 6.6%, from December 31, 2025. The decrease in total assets under management from March 31, 2025 primarily included $24.3 billion from net outflows partially offset by $6.1 billion from positive market performance and $2.3 billion from the addition of Keystone. The decrease in total assets under management from December 31, 2025 included $8.4 billion from net outflows and $3.9 billion from negative market performance partially offset by $2.3 billion from the addition of Keystone.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of March 31,		Change
(in millions)	2026	2025	$	%
Open-End Funds (1)	$50,231	$53,608	$(3,377)	(6.3)%
Closed-End Funds (2)	12,794	10,273	2,521	24.5%
Retail Separate Accounts (3)	37,341	46,920	(9,579)	(20.4)%
Institutional Accounts (4)	48,660	56,662	(8,002)	(14.1)%
Total	$149,026	$167,463	$(18,437)	(11.0)%
Average Assets Under Management (5)	$158,206	$173,590	$(15,384)	(8.9)%
(1)Represents U.S. retail funds, ETFs and global funds.
(2)Consists of traditional closed-end and tender offer funds.
(3)Includes investment models provided to managed account sponsors.
(4)Represents institutional separate and commingled accounts including structured products.
(5)Calculated according to revenue earning basis that includes average daily, weekly, monthly beginning balance, monthly ending balance, or quarter beginning and ending balance, as well as quarter beginning or ending spot balance.

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended March 31,
(in millions)	2026	2025
Open-End Funds (1)
Beginning balance	$52,759	$56,073
Inflows	3,056	3,038
Outflows	(4,402)	(4,110)
Net flows	(1,346)	(1,072)
Market performance	(1,185)	(1,250)
Other (2)	3	(143)
Ending balance	$50,231	$53,608
Closed-End Funds (3)
Beginning balance	$10,635	$10,225
Inflows	48	5
Outflows (4)	(106)	(40)
Net flows	(58)	(35)
Market performance	563	257
Other (2)	1,654	(174)
Ending balance	$12,794	$10,273
Retail Separate Accounts (5)
Beginning balance	$43,091	$49,536
Inflows	1,439	1,742
Outflows	(5,307)	(2,410)
Net flows	(3,868)	(668)
Market performance	(1,882)	(1,947)
Other (2)	—	(1)
Ending balance	$37,341	$46,920

	Three Months Ended March 31,
(in millions)	2026	2025
Institutional Accounts (6)
Beginning balance	$53,008	$59,167
Inflows	1,238	1,455
Outflows	(4,392)	(2,659)
Net flows	(3,154)	(1,204)
Market performance	(1,377)	(1,170)
Other (2)	183	(131)
Ending balance	$48,660	$56,662
Total
Beginning balance	$159,493	$175,001
Inflows	5,781	6,240
Outflows	(14,207)	(9,219)
Net flows	(8,426)	(2,979)
Market performance	(3,881)	(4,110)
Other (2)	1,840	(449)
Ending balance	$149,026	$167,463
(1)Represents U.S. retail funds, ETFs and global funds.
(2)Represents open-end and closed-end fund distributions net of reinvestments, the impact of non-sales related activities such as asset acquisitions/(dispositions), seed capital investments/(withdrawals), current income or capital returned by structured products and the use of leverage.
(3)Consists of traditional closed-end and tender offer funds.
(4)Primarily represents fund shares repurchased due to tender offers.
(5)Includes investment models provided to managed account sponsors.
(6)Represents institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of March 31,		Change		% of Total
(in millions)	2026	2025	$	%	2026	2025
Asset Class
Equity	$70,079	$93,624	$(23,545)	(25.1)%	47.0%	55.9%
Fixed income	39,352	37,930	1,422	3.7%	26.4%	22.7%
Multi-asset (1)	21,586	20,834	752	3.6%	14.5%	12.4%
Alternatives (2)	18,009	15,075	2,934	19.5%	12.1%	9.0%
Total	$149,026	$167,463	$(18,437)	(11.0)%	100.0%	100.0%

(1)    Consists of multi-asset offerings not included in equity, fixed income and alternatives.
(2)    Consists of listed real estate, managed futures, infrastructure, event-driven, private markets and other strategies.

Average Assets Under Management and Average Fees Earned
The following tables summarize the average management fees earned in basis points and average assets under management:

	Three Months Ended March 31,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (5)
	2026	2025	2026	2025
Products
Open-End Funds (1)	43.5	47.8	$53,168	$56,104
Closed-End Funds (2)	72.3	58.5	11,632	10,288
Retail Separate Accounts (3)	42.9	42.9	42,736	49,321
Institutional Accounts (4)	32.5	31.8	50,670	57,877
All Products	41.9	41.7	$158,206	$173,590
(1)Represents U.S. retail funds, ETFs and global funds.
(2)Consists of traditional closed-end and tender offer funds.
(3)Includes investment models provided to managed account sponsors.
(4)Represents institutional separate and commingled accounts including structured products.
(5)Calculated according to revenue earning basis that includes average daily, weekly, monthly beginning balance, monthly ending balance, or quarter beginning and ending balance, as well as quarter beginning or ending spot balance.

Average fees earned represent investment management fees, net of revenue-related adjustments, and excluding the impact of consolidated investment products ("CIP") divided by average net assets. Revenue-related adjustments are based on specific agreements and reflect the portion of investment management fees passed-through to third-party client intermediaries for services to investors in sponsored investment products. Fund fees are calculated based on average daily, weekly, or monthly ending net asset balances. Retail separate account fees, which include fees for wealth management accounts, are calculated based on the end of the preceding or current quarter’s asset values or on an average of month-end balances. Institutional account fees are calculated based on an average of month-end balances, an average of current quarter’s asset values, the end of the preceding quarter or month's net assets or on a combination of the underlying cash flows and the principal value of the product. Average fees earned will vary based on several factors, including the asset mix and expense reimbursements to the funds.

The average fee rate earned increased for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to higher fee rates earned on the assets under management acquired from Keystone partially offset by a shift in the asset mix in our open-end funds to certain strategies, which have a lower fee rate.

Results of Operations
Summary Financial Data

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$	%
Investment management fees	$169,133	$186,091	$(16,958)	(9.1)%
Other revenue	30,402	31,841	(1,439)	(4.5)%
Total revenues	199,535	217,932	(18,397)	(8.4)%
Total operating expenses	184,087	181,337	2,750	1.5%
Operating income (loss)	15,448	36,595	(21,147)	(57.8)%
Other income (expense), net	(12,876)	(7,642)	(5,234)	68.5%
Interest income (expense), net	10,731	11,449	(718)	(6.3)%
Income (loss) before income taxes	13,303	40,402	(27,099)	(67.1)%
Income tax expense (benefit)	7,152	12,350	(5,198)	(42.1)%
Net income (loss)	6,151	28,052	(21,901)	(78.1)%
Noncontrolling interests	974	595	379	63.7%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$7,125	$28,647	$(21,522)	(75.1)%
Earnings (loss) per share-diluted	$1.05	$4.05	$(3.00)	(74.1)%

In the first quarter of 2026, total revenues decreased 8.4% to $199.5 million from $217.9 million in the first quarter of 2025, primarily as a result of decreased average assets under management partially offset by the addition of Keystone. Operating income decreased by $21.1 million to $15.4 million in the first quarter of 2026 compared to $36.6 million in the first quarter of 2025, due primarily to decreased revenues as mentioned above.

Revenues
Revenues by source were as follows:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$	%
Investment management fees
Open-end funds	$63,726	$74,037	$(10,311)	(13.9)%
Closed-end funds	20,790	14,853	5,937	40.0%
Retail separate accounts	47,318	54,272	(6,954)	(12.8)%
Institutional accounts	37,299	42,929	(5,630)	(13.1)%
Total investment management fees	169,133	186,091	(16,958)	(9.1)%
Administration and shareholder service fees	17,311	18,007	(696)	(3.9)%
Distribution and service fees	11,633	12,753	(1,120)	(8.8)%
Other income and fees	1,458	1,081	377	34.9%
Total Revenues	$199,535	$217,932	$(18,397)	(8.4)%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management agreements, which generally require monthly or quarterly payments. Investment management fees decreased by $17.0 million, or 9.1%, for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to decreased average assets under management partially offset by the addition of Keystone.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs and traditional closed-end funds. Fund administration and shareholder service fees decreased $0.7 million, or 3.9% during the three months ended March 31, 2026 compared to the same period in the prior year primarily due to the decrease in average assets under management of our U.S. retail funds partially offset by increased closed-end fund administration fees.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased by $1.1 million, or 8.8%, for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to lower sales and average assets under management for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and marketing fees earned on certain ETFs. Other income and fees increased $0.4 million, or 34.9%, for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to increased marketing fees earned on ETFs during the current year period.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$	%
Operating expenses
Employment expenses	$105,213	$109,093	$(3,880)	(3.6)%
Distribution and other asset-based expenses	20,534	22,896	(2,362)	(10.3)%
Other operating expenses	36,203	33,059	3,144	9.5%
Other operating expenses of CIP	2,015	1,000	1,015	101.5%
Change in fair value of contingent consideration	409	—	409	N/M
Restructuring expense	2,871	—	2,871	N/M
Depreciation expense	1,667	2,345	(678)	(28.9)%
Amortization expense	15,175	12,944	2,231	17.2%
Total operating expenses	$184,087	$181,337	$2,750	1.5%
N/M = Not Meaningful

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses decreased by $3.9 million, or 3.6%, for the three months ended March 31, 2026, primarily due to a decrease in profit- and sales-based compensation and stock-based compensation expense partially offset by the addition of Keystone.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses decreased $2.4 million, or 10.3%, for the three months ended March 31, 2026, primarily due to decreases in assets under management in share classes that have asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses consist primarily of investment research and technology costs, software application and development expenses, professional fees, travel and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses increased $3.1 million, or 9.5%, for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to transaction costs related to the Keystone acquisition.

Other Operating Expenses of CIP
Other operating expenses of CIP increased by $1.0 million, or 101.5%, for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to refinancing activities associated with one CLO in the current year.

Change in Fair Value of Contingent Consideration
Contingent consideration related to the Company's acquisitions are fair valued on each reporting date incorporating changes in various estimates, including underlying performance estimates, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The change in fair value of contingent consideration for the three months ended March 31, 2026 was primarily attributable to changes in underlying performance estimates and the passage of time.

Restructuring Expense
During the three months ended March 31, 2026, the Company incurred $2.9 million in restructuring expense related to severance costs.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense decreased by $0.7 million, or 28.9%, for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to the prior year acceleration of depreciation on leasehold improvements associated with a terminated lease and a decrease in depreciation expense on computer equipment in the current year due to these assets becoming fully depreciated.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased by $2.2 million, or 17.2%, for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due to the additional amortization associated with the Keystone acquisition.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$845	$(991)	$1,836	(185.3)%
Realized and unrealized gain (loss) of CIP, net	(14,344)	(7,649)	(6,695)	87.5%
Other income (expense), net	623	998	(375)	(37.6)%
Total Other Income (Expense), net	$(12,876)	$(7,642)	$(5,234)	68.5%

Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three months ended March 31, 2026 by $1.8 million compared to the same period in the prior year. The change for the three months ended March 31, 2026 is primarily attributable to an increase in realized gains due to changes in market values of our investments.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed by $(6.7) million for the three months ended March 31, 2026, compared to the same period in the prior year. The change for the three months ended March 31, 2026 consisted primarily of changes in net unrealized and realized losses of $19.5 million due to changes in market values of leveraged loans, partially offset by net unrealized gains of $12.8 million related to the value of the notes payable.

Other income (expense), net
Other income (expense) remained consistent during the three months ended March 31, 2026 compared to the same period in the prior year.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$	%
Interest Income (Expense)
Interest expense	$(6,765)	$(4,561)	$(2,204)	48.3%
Interest and dividend income	2,947	3,016	(69)	(2.3)%
Interest and dividend income of investments of CIP	48,631	47,553	1,078	2.3%
Interest expense of CIP	(34,082)	(34,559)	477	(1.4)%
Total Interest Income (Expense), net	$10,731	$11,449	$(718)	(6.3)%
Interest Expense
Interest expense increased $2.2 million, or 48.3%, for the three months ended March 31, 2026, primarily due to increased average debt outstanding during the current year period.

Interest and Dividend Income
Interest and dividend income is earned on cash equivalents and marketable securities. Interest and dividend income remained consistent for the three months ended March 31, 2026, compared to the same period in the prior year.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP increased $1.1 million, or 2.3%, for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to the addition of a CLO in the fourth quarter of 2025.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP increased by $0.5 million, or 1.4%, for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due to the addition of a CLO in the fourth quarter of 2025.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 53.8% and 30.6% for the three months ended March 31, 2026 and 2025, respectively. The higher estimated effective tax rate for the three months ended March 31, 2026 was primarily due to a change in valuation allowances in the current year related to the tax effects of higher realized and unrealized losses on Company investments compared to the prior year and the rate impact of lower pre-tax income.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	March 31, 2026	December 31, 2025	Change
(in thousands)			$	%
Balance Sheet Data
Cash and cash equivalents	$136,637	$386,483	$(249,846)	(64.6)%
Investments	143,089	157,480	(14,391)	(9.1)%
Contingent consideration	126,316	39,108	87,208	223.0%
Debt	439,292	389,957	49,335	12.7%
Investment manager noncontrolling interests liability	151,546	14,937	136,609	N/M
Redeemable noncontrolling interests	193,068	102,934	90,134	87.6%
Total equity	918,406	934,845	(16,439)	(1.8)%
  N/M = Not Meaningful

	Three Months Ended March 31,		Change
(in thousands, Provided by (Used in);	2026	2025	$	%
Cash Flow Data
Operating activities	$35,901	$(3,787)	$39,688	N/M
Investing activities	(198,470)	(2,984)	(195,486)	N/M
Financing activities	(40,899)	(174,461)	133,562	(76.6)%
N/M = Not Meaningful

Overview
At March 31, 2026, we had $136.6 million of cash and cash equivalents and $143.1 million of investments, which included $53.5 million of investment securities, compared to $386.5 million of cash and cash equivalents and $157.5 million of investments, which included $76.5 million of investment securities, at December 31, 2025.

Uses of Capital
Our operating expenses consist of employee compensation and related benefit costs and other operating expenses, which primarily consist of costs related to distribution, investment research and data, occupancy, software application and development and professional fees, as well as interest on our indebtedness and income taxes. Annual incentive compensation, our largest annual operating cash expenditure, is paid in the first quarter of the year. In 2026 and 2025, we paid $144.8 million and $158.4 million, respectively, in incentive compensation earned during the years ended December 31, 2025 and 2024, respectively.

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

Capital and Reserve Requirements
Certain of our subsidiaries are registered with the SEC, Central Bank of Ireland, Financial Conduct Authority or other regulators that subject them to certain rules regarding minimum net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, or interruption of our business. At March 31, 2026, our broker-dealer net capital was significantly greater than the required minimum.

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

Operating Cash Flow
Net cash provided by operating activities of $35.9 million for the three months ended March 31, 2026 changed by $39.7 million from net cash used in operating activities of $3.8 million for the same period in the prior year primarily due to an increase of $29.2 million in net sales of investments by CIP and $15.3 million in net sales of investments by us, partially offset by a $21.9 million decrease in net income in the current year period.

Investing Cash Flow
Cash flows from investing activities consist primarily of acquisitions of businesses, capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $198.5 million for the three months ended March 31, 2026 increased by $195.5 million from net cash used in investing activities of $3.0 million for the same period in the prior year primarily due to the acquisition of Keystone.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and purchases and sales of noncontrolling interests. Net cash used in financing activities of $40.9 million for the three months ended March 31, 2026 decreased by $133.6 million from net cash used of $174.5 million for the same period in the prior year primarily due to a $102.5 million increase in net borrowings of CIP and $50.0 million in borrowings on our revolver during the current year period.

Credit Agreement
The Company's credit agreement (the "Credit Agreement") provides for (i) a $400.0 million term loan for the Company with a seven-year term (the "Term Loan") expiring in September 2032, and (ii) a $250.0 million revolving credit facility (the "Revolver") with a five-year term expiring in September 2030. The Company borrowed $50.0 million under the Revolver during the three months ended March 31, 2026. The Company repaid $1.0 million outstanding under the Term Loan during the three months ended March 31, 2026 and had $398.0 million outstanding under the Term Loan at March 31, 2026. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheets net of related debt issuance costs, which were $8.7 million as of March 31, 2026.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2025 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended March 31, 2026.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three months ended March 31, 2026, there were no material changes to the information contained in Part II, Item 7A of the Company's 2025 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of Keystone, which was acquired by the Company on March 1, 2026, from its evaluation of the effectiveness of the Company's disclosure controls and procedures. Keystone represented approximately 12.3% of the Company's consolidated total assets and 2.6% of the Company's consolidated total revenues as of and for the quarter ended March 31, 2026.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
The information set forth in response to Item 103 of Regulation S-K under "Legal Proceedings" is incorporated by reference from Part I, Financial Information Item 1. "Financial Statements" Note 13 "Commitments and Contingencies" of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors
There have been no material changes to the Company’s risk factors from those previously reported in our 2025 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
An aggregate of 6,430,045 shares of our common stock have been authorized to be repurchased under a share repurchase program, initially approved by our Board of Directors in 2010. As of March 31, 2026, 732,485 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended March 31, 2026.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Jan 1-31, 2026	—	$—	—	805,948
February 1-28, 2026	32,451	$141.33	32,451	773,497
March 1-31, 2026	41,012	$131.95	41,012	732,485
Total	73,463		73,463
(1) Average price paid per share is calculated on a settlement basis and excludes commissions and taxes.

Item 5.    Other Information
During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

Exhibit Number	Description

10.1^	Equity Purchase Agreement by and among Virtus Private Markets Holdings, LLC and Keystone National Group,
LLC and Keystone’s owners and beneficial owners; dated December 5, 2025 (incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K, filed February 27, 2026).

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

Dated: May 8, 2026

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)