Form 10-Q
period 2026-06-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2026-08-07
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 6,622,690 as of July 30, 2026.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$176,229	$386,483
Investments	139,873	157,480
Accounts receivable, net	101,514	102,733
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	109,621	90,686
Cash pledged or on deposit of CIP	1,088	1,017
Investments of CIP	2,588,451	2,633,352
Other assets of CIP	24,606	40,620
Furniture, equipment and leasehold improvements, net	22,146	21,891
Operating lease right-of-use assets	75,400	75,166
Intangible assets, net	599,178	327,409
Goodwill	640,791	397,098
Deferred taxes, net	16,322	18,578
Other assets	41,131	38,687
Total assets	$4,536,350	$4,291,200
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$93,978	$182,808
Accounts payable and accrued liabilities	51,678	54,520
Contingent consideration	122,669	39,108
Debt	418,627	389,957
Investment manager noncontrolling interests liability	152,482	14,937
Operating lease liabilities	94,117	93,225
Other liabilities	31,290	20,821
Liabilities of CIP
Notes payable of CIP	2,311,391	2,359,828
Securities purchased payable and other liabilities of CIP	108,442	98,217
Total liabilities	3,384,674	3,253,421
Commitments and Contingencies (Note 13)
Redeemable noncontrolling interests	205,321	102,934
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,390,279 shares issued and 6,622,622 shares outstanding at June 30, 2026; and 12,319,278 shares issued and 6,695,181 shares outstanding at December 31, 2025	124	123
Additional paid-in capital	1,355,079	1,342,153
Retained earnings (accumulated deficit)	359,970	340,898
Accumulated other comprehensive income (loss)	234	462
Treasury stock, at cost, 5,767,657 and 5,624,097 shares at June 30, 2026 and December 31, 2025, respectively	(770,128)	(749,593)
Total equity attributable to Virtus Investment Partners, Inc.	945,279	934,043
Noncontrolling interests	1,076	802
Total equity	946,355	934,845
Total liabilities and equity	$4,536,350	$4,291,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues
Investment management fees	$170,850	$179,476	$339,983	$365,567
Administration and shareholder service fees	17,340	18,048	34,651	36,055
Distribution and service fees	11,758	11,968	23,391	24,721
Other income and fees	1,414	1,033	2,872	2,114
Total revenues	201,362	210,525	400,897	428,457
Operating Expenses
Employment expenses	102,472	98,030	207,685	207,123
Distribution and other asset-based expenses	20,283	21,975	40,817	44,871
Other operating expenses	32,204	32,564	68,407	65,623
Other operating expenses of consolidated investment products ("CIP")	926	810	2,941	1,810
Change in fair value of contingent consideration	(4,407)	(3,014)	(3,998)	(3,014)
Restructuring expense	825	—	3,696	—
Depreciation expense	1,679	2,006	3,346	4,351
Amortization expense	20,056	12,944	35,231	25,888
Total operating expenses	174,038	165,315	358,125	346,652
Operating Income (Loss)	27,324	45,210	42,772	81,805
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	4,541	3,971	5,386	2,980
Realized and unrealized gain (loss) of CIP, net	14,375	(5,204)	31	(12,853)
Other income (expense), net	(725)	1,137	(102)	2,135
Total other income (expense), net	18,191	(96)	5,315	(7,738)
Interest Income (Expense)
Interest expense	(7,146)	(4,582)	(13,911)	(9,143)
Interest and dividend income	1,372	2,054	4,319	5,070
Interest and dividend income of investments of CIP	46,750	46,037	95,381	93,590
Interest expense of CIP	(33,478)	(33,477)	(67,560)	(68,036)
Total interest income (expense), net	7,498	10,032	18,229	21,481
Income (Loss) Before Income Taxes	53,013	55,146	66,316	95,548
Income tax expense (benefit)	8,406	12,403	15,558	24,753
Net Income (Loss)	44,607	42,743	50,758	70,795
Noncontrolling interests	699	(370)	1,673	225
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$45,306	$42,373	$52,431	$71,020
Earnings (Loss) per Share—Basic	$6.79	$6.18	$7.85	$10.29
Earnings (Loss) per Share—Diluted	$6.68	$6.12	$7.72	$10.15
Weighted Average Shares Outstanding—Basic	6,670	6,855	6,680	6,905
Weighted Average Shares Outstanding—Diluted	6,778	6,922	6,792	6,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net Income (Loss)	$44,607	$42,743	$50,758	$70,795
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(162) and $(231) for the three months ended June 30, 2026 and 2025, respectively, and $75 and $(331) for the six months ended June 30, 2026 and 2025, respectively	(202)	658	(228)	950
Other comprehensive income (loss)	(202)	658	(228)	950
Comprehensive income (loss)	44,405	43,401	50,530	71,745
Comprehensive (income) loss attributable to noncontrolling interests	699	(370)	1,673	225
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$45,104	$43,031	$52,203	$71,970
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$50,758	$70,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	40,190	31,896
Stock-based compensation	16,119	13,543
Equity in earnings of equity method investments	(2,244)	(2,127)
Distributions from equity method investments	3,672	3,492
Realized and unrealized (gains) losses on investments, net	(5,326)	(2,987)
Change in fair value of contingent consideration	(3,998)	(3,014)
Deferred taxes, net	2,328	3,434
Changes in operating assets and liabilities:
Sales (purchases) of investments, net	23,843	3,834
Accounts receivable, net and other assets	5,877	9,460
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(90,787)	(103,610)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	(2,907)	6,903
Purchases of investments by CIP	(677,371)	(538,448)
Sales of investments by CIP	740,428	581,278
Net proceeds (purchases) of short-term investments and securities sold short by CIP	3	(120)
Change in other assets and liabilities of CIP	(7,260)	(2,359)
Net cash provided by (used in) operating activities	93,325	71,970
Cash Flows from Investing Activities:
Capital expenditures	(3,695)	(4,534)
Acquisition of business, net of cash acquired of $2.7 million	(196,110)	—
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	—	522
Net cash provided by (used in) investing activities	(199,805)	(4,012)
Cash Flows from Financing Activities:
Borrowings on credit agreement	50,000	—
Repayments on credit agreement	(22,000)	(1,375)
Common stock dividends paid	(34,156)	(32,967)
Repurchase of common shares	(20,467)	(50,000)
Payment of contingent consideration	(21,861)	(23,140)
Taxes paid related to net share settlement of restricted stock units	(5,523)	(6,965)
Investment management subsidiary equity sales (purchases)	—	(1,053)
Net contributions from (distributions to) noncontrolling interests	(227)	15,300
Financing activities of CIP:
Payments on borrowings by CIP	(399,440)	(126,325)
Borrowings by CIP	369,246	—
Net cash provided by (used in) financing activities	(84,428)	(226,525)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(340)	1,594
Net increase (decrease) in cash, cash equivalents and restricted cash	(191,248)	(156,973)
Cash, cash equivalents and restricted cash, beginning of period	478,186	400,309
Cash, cash equivalents and restricted cash, end of period	$286,938	$243,336

Non-Cash Investing and Financing Activities:
Contingent consideration	$109,420	$—
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$—	$(166)
Common stock dividends payable	$15,894	$15,183

(in thousands)	June 30, 2026	December 31, 2025
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$176,229	$386,483
Cash and cash equivalents of CIP	109,621	90,686
Cash pledged or on deposit of CIP	1,088	1,017
Cash, cash equivalents and restricted cash at end of period	$286,938	$478,186
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at March 31, 2025	6,911,016	$123	$1,322,280	$280,979	$(72)	5,387,933	$(709,594)	$893,716	$2,532	$896,248	$120,579
Net income (loss)	—	—	—	42,373	—	—	—	42,373	(274)	42,099	644
Foreign currency translation adjustments	—	—	—	—	658	—	—	658	—	658	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(325)	(325)	1,874
Cash dividends declared ($2.25 per common share)	—	—	—	(15,943)	—	—	—	(15,943)	—	(15,943)	—
Repurchases of common shares	(175,872)	—	—	—	—	175,872	(30,000)	(30,000)	—	(30,000)	—
Issuance of common shares related to employee stock transactions	12,944	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(857)	—	—	—	—	(857)	—	(857)	—
Stock-based compensation	—	—	6,449	—	—	—	—	6,449	—	6,449	—
Balances at June 30, 2025	6,748,088	$123	$1,327,872	$307,409	$586	5,563,805	$(739,594)	$896,396	$1,933	$898,329	$123,097
Balances at March 31, 2026	6,682,055	$124	$1,344,828	$331,606	$436	5,697,560	$(759,593)	$917,401	$1,005	$918,406	$193,068
Net income (loss)	—	—	—	45,306	—	—	—	45,306	134	45,440	(833)
Foreign currency translation adjustments	—	—	—	—	(202)	—	—	(202)	—	(202)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(63)	(63)	13,086
Cash dividends declared ($2.40 per common share)	—	—	—	(16,942)	—	—	—	(16,942)	—	(16,942)	—
Repurchases of common shares	(70,097)	—	—	—	—	70,097	(10,535)	(10,535)	—	(10,535)	—
Issuance of common shares related to employee stock transactions	10,664	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(386)	—	—	—	—	(386)	—	(386)	—
Stock-based compensation	—	—	10,637	—	—	—	—	10,637	—	10,637	—
Balances at June 30, 2026	6,622,622	$124	$1,355,079	$359,970	$234	5,767,657	$(770,128)	$945,279	$1,076	$946,355	$205,321

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2024	6,967,147	$122	$1,319,108	$268,221	$(364)	5,276,733	$(689,594)	$897,493	$4,143	$901,636	$107,282
Net income (loss)	—	—	—	71,020	—	—	—	71,020	(326)	70,694	101
Foreign currency translation adjustments	—	—	—	—	950	—	—	950	—	950	—
Net subscriptions (redemptions) and other	—	—	195	—	—	—	—	195	(1,884)	(1,689)	15,714
Cash dividends declared ($4.50 per common share)	—	—	—	(31,832)	—	—	—	(31,832)	—	(31,832)	—
Repurchases of common shares	(287,072)	—	—	—	—	287,072	(50,000)	(50,000)	—	(50,000)	—
Issuance of common shares related to employee stock transactions	68,013	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(6,966)	—	—	—	—	(6,966)	—	(6,966)	—
Stock-based compensation	—	—	15,536	—	—	—	—	15,536	—	15,536	—
Balances at June 30, 2025	6,748,088	$123	$1,327,872	$307,409	$586	5,563,805	$(739,594)	$896,396	$1,933	$898,329	$123,097
Balances at December 31, 2025	6,695,181	$123	$1,342,153	$340,898	$462	5,624,097	$(749,593)	$934,043	$802	$934,845	$102,934
Acquisition of businesses	—	—	—	—	—	—	—	—	—	—	104,564
Net income (loss)	—	—	—	52,431	—	—	—	52,431	481	52,912	(2,154)
Foreign currency translation adjustments	—	—	—	—	(228)	—	—	(228)	—	(228)	—
Net subscriptions (redemptions) and other	—	—	—	—	—	—	—	—	(207)	(207)	(23)
Cash dividends declared ($4.80 per common share)	—	—	—	(33,359)	—	—	—	(33,359)	—	(33,359)	—
Repurchases of common shares	(143,560)	—	—	—	—	143,560	(20,535)	(20,535)	—	(20,535)	—
Issuance of common shares related to employee stock transactions	71,001	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(5,523)	—	—	—	—	(5,523)	—	(5,523)	—
Stock-based compensation	—	—	18,450	—	—	—	—	18,450	—	18,450	—
Balances at June 30, 2026	6,622,622	$124	$1,355,079	$359,970	$234	5,767,657	$(770,128)	$945,279	$1,076	$946,355	$205,321

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
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Certain prior period balances on the Condensed Consolidated Balance Sheets have been reclassified to conform to the current period presentation. These changes, which had no effect on net income, total comprehensive income, total assets, or total liabilities and equity as previously reported, are as follows:
▪With the acquisition of 56% of the equity of Keystone National Group, LLC ("Keystone") on March 1, 2026, the Company has separately reported its investment manager noncontrolling interests liability on its Condensed Consolidated Balance Sheets. Other investment manager noncontrolling interests liabilities classified within accrued compensation and benefits in prior periods have been reclassified to conform to the current period presentation.

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

3. Revenues
The Company's revenues are recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to clients. Investment management fees, distribution and service fees, and administration and shareholder service fees are generally calculated as a percentage of average net assets of the investment portfolios managed. The net asset values from which these fees are calculated are variable in nature and subject to factors outside of the Company's control, such as additional investments, withdrawals and market performance. Because of this, these fees are considered constrained until the end of the contractual measurement period (monthly or quarterly), which is when asset values are generally determinable. Incentive fees are recognized on certain management contracts when performance hurdles or other specified criteria are achieved upon completion of each contractually determined measurement period and are not subject to clawback.

Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Investment management fees
Open-end funds	$61,465	$70,379	$125,191	$144,416
Closed-end funds	28,815	14,881	49,605	29,734
Retail separate accounts	42,675	51,818	89,993	106,090
Institutional accounts	37,895	42,398	75,194	85,327
Total investment management fees	$170,850	$179,476	$339,983	$365,567

4. Acquisitions
On March 1, 2026, the Company completed the acquisition of 56% of the equity of Keystone (the "Acquisition"), an investment manager specializing in asset-centric private credit. The Acquisition expands the Company's offerings into private markets with the addition of a differentiated asset-backed lending capability. The total purchase price of the Acquisition was $308.2 million, comprising $198.8 million paid in cash and $109.4 million in contingent consideration recorded at fair value. The initial contingent consideration consists of $88.1 million in deferred cash consideration at fair value, which represents payments of $65.0 million and $30.0 million to be paid on the first and second anniversary of the acquisition, and a fair value estimate of $21.3 million in contingent consideration related to potential earn-out payments of a maximum of $75.0 million that are based on pre-established performance metrics related to revenue retention and revenue growth rates.

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

Acquired Business
Revenues and earnings of Keystone subsequent to the closing date of the Acquisition of March 1, 2026 for the three and four months ended June 30, 2026 were as follows:

(in thousands)	Three Months Ended June 30, 2026	Four Months Ended June 30, 2026
Total revenues	$13,812	$19,098
Net Income (Loss) (1)	$(2,277)	$(2,517)
(1)     Includes $7.3 million and $9.8 million of amortization expense in the three and four month periods, respectively, related to the identifiable intangible assets acquired.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total revenues	$201,362	$225,838	$411,358	$457,737
Net Income (Loss) Attributable to Common Stockholders	$46,325	$38,306	$56,302	$54,290

For the three and six months ended June 30, 2026, the Company incurred $0.3 million and $5.9 million, respectively, in transaction and integration costs associated with the Acquisition, which are included in other operating expenses on the Company's Condensed Consolidated Statements of Operations.

5. Goodwill and Intangible Assets, Net
Activity in goodwill was as follows:

(in thousands)
Balance at December 31, 2025	$397,098
Additions	243,693
Balance at June 30, 2026	$640,791

Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2025	$810,021	$(524,910)	$285,111	$42,298	$327,409
Additions	307,000	—	307,000	—	307,000
Intangible amortization	—	(35,231)	(35,231)	—	(35,231)
Balances at June 30, 2026	$1,117,021	$(560,141)	$556,880	$42,298	$599,178

Definite-lived intangible asset amortization for the remainder of fiscal year 2026 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2026	$40,084
2027	76,262
2028	70,432
2029	64,835
2030	63,410
2031 and thereafter	241,857
Total	$556,880

6. Investments
Investments consist primarily of investments in equity method investments and the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 15, at June 30, 2026 and December 31, 2025 were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Investment securities - fair value	$49,700	$76,462
Equity method investments (1)	59,591	60,928
Nonqualified retirement plan assets	30,582	20,090
Total investments	$139,873	$157,480
(1)    The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and in separate accounts. The composition of the Company’s investment securities - fair value was as follows:

	June 30, 2026		December 31, 2025
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$27,146	$27,923	$51,993	$51,013
Equity securities	15,424	19,004	19,703	22,903
Debt securities	2,786	2,773	2,531	2,546
Total investment securities - fair value	$45,356	$49,700	$74,227	$76,462
For the three and six months ended June 30, 2026, the Company recognized net realized gains of $1.3 million and $3.3 million, respectively, related to its investment securities - fair value. For the three and six months ended June 30, 2025, the Company recognized net realized losses of $0.2 million and $21.5 thousand, respectively, related to its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 15, as of June 30, 2026 and December 31, 2025 by fair value hierarchy level were as follows:
June 30, 2026

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$140,120	$—	$—	$140,120
Investment securities - fair value
Sponsored funds	27,923	—	—	27,923
Equity securities	19,004	—	—	19,004
Debt securities	—	2,773	—	2,773
Nonqualified retirement plan assets	30,582	—	—	30,582
Total assets measured at fair value	$217,629	$2,773	$—	$220,402

Liabilities
Contingent consideration	$—	$—	$114,697	$114,697
Total liabilities measured at fair value	$—	$—	$114,697	$114,697

December 31, 2025

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$340,276	$—	$—	$340,276
Investment securities - fair value
Sponsored funds	51,013	—	—	51,013
Equity securities	22,903	—	—	22,903
Debt securities	—	2,546	—	2,546
Nonqualified retirement plan assets	20,090	—	—	20,090
Total assets measured at fair value	$434,282	$2,546	$—	$436,828

Liabilities
Contingent consideration	$—	$—	$20,800	$20,800
Total liabilities measured at fair value	$—	$—	$20,800	$20,800
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

The following table presents a reconciliation of beginning and ending balances of the Company's contingent consideration liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Liabilities
Contingent consideration, beginning of period	$118,344	$23,014	$20,800	$36,100
Additions for acquisition	—	—	109,420	—
Adjustments for payments	760	—	(11,525)	(13,086)
Increase (reduction) of liability related to re-measurement of fair value	(4,407)	(3,014)	(3,998)	(3,014)
Contingent consideration, end of period	$114,697	$20,000	$114,697	$20,000

The contingent consideration liability as of June 30, 2026 was comprised of the following:
▪Keystone Acquisition liability as of June 30, 2026 was $103.4 million, measured using an options pricing model and discounted cash flow valuation technique. The most significant unobservable inputs used relate to the discount rates (range of 6.14% - 6.30%) and the market price of risk adjustment (5.80%).
▪NFJ Group transaction liability as of June 30, 2026 was $11.3 million measured using an options pricing model valuation technique. The most significant unobservable inputs used relate to the revenue growth rates, discount rates (6.15%) and the market price of risk adjustment (6.20%).

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

8. Equity Transactions
Dividends Declared
On May 20, 2026, the Company declared a quarterly cash dividend of $2.40 per common share to be paid on August 14, 2026 to shareholders of record at the close of business on July 31, 2026.

Common Stock Repurchases
During the three and six months ended June 30, 2026, the Company repurchased 70,097 and 143,560 common shares, respectively, under its share repurchase program at a weighted average price of $142.63 and $139.28 per share, respectively, for a total cost, including fees and expenses, of $10.5 million and $20.5 million, respectively. As of June 30, 2026, 662,388 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

9. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock, may be granted to officers, employees and directors of the Company pursuant to the Company's Amended and Restated Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At June 30, 2026, 472,441 shares of common stock remained available for issuance of the 3,825,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock-based compensation expense	$10,930	$6,809	$16,119	$13,543

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the six months ended June 30, 2026 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	336,797	$189.84
Granted	251,005	$126.28
Forfeited	(39,385)	$173.50
Settled	(109,068)	$184.37
Outstanding at June 30, 2026	439,349	$156.34
For the six months ended June 30, 2026 and 2025, a total of 43,483 and 40,064 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations and for which the Company paid $5.5 million and $7.0 million, respectively, in minimum employee tax withholding obligations. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the six months ended June 30, 2026 and 2025, the Company granted 45,782 and 37,777 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of June 30, 2026, unamortized stock-based compensation expense for unvested RSUs and PSUs was $42.4 million with a weighted-average remaining contractual life of 1.6 years.

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

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net Income (Loss)	$44,607	$42,743	$50,758	$70,795
Noncontrolling interests	699	(370)	1,673	225
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$45,306	$42,373	$52,431	$71,020
Shares:
Basic: Weighted-average number of shares outstanding	6,670	6,855	6,680	6,905
Plus: Incremental shares from assumed conversion of dilutive instruments	108	67	112	92
Diluted: Weighted-average number of shares outstanding	6,778	6,922	6,792	6,997
Earnings (Loss) per Share—Basic	$6.79	$6.18	$7.85	$10.29
Earnings (Loss) per Share—Diluted	$6.68	$6.12	$7.72	$10.15

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Restricted stock units	46	32	55	24
Total anti-dilutive securities	46	32	55	24

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 23.5% and 25.9% for the six months ended June 30, 2026 and 2025, respectively. The lower estimated effective tax rate for the six months ended June 30, 2026 was primarily due to a change in valuation allowances in the current year related to the tax effects of higher realized and unrealized gains on Company investments compared to the prior year and the rate impact of lower pre-tax income.

12. Debt
Credit Agreement
The Company's credit agreement (the "Credit Agreement") provides for (i) a $400.0 million term loan for the Company with a seven-year term (the "Term Loan") expiring in September 2032, and (ii) a $250.0 million revolving credit facility (the "Revolver") with a five-year term expiring in September 2030. The Company borrowed $50.0 million under the Revolver during the six months ended June 30, 2026. During the six months ended June 30, 2026, the Company repaid $20.0 million and $2.0 million outstanding under the Revolver and Term Loan, respectively. At June 30, 2026, the Company had $30.0 million and $397.0 million outstanding under the Revolver and Term Loan, respectively. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheets net of related debt issuance costs, which were $8.4 million as of June 30, 2026.

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

14. Redeemable Noncontrolling Interests and Investment Manager Noncontrolling Interests Liability
Minority interests held in majority-owned investment management subsidiaries are subject to certain redemption provisions which may consist of holder put and company call rights and/or other conditional and unconditional redemption features. The rights are exercisable at pre-established intervals or upon certain conditions, such as death, disability or retirement and are redeemable at a pre-established fixed redemption price during a discrete period or pre-established multiples of earnings before interest, taxes, depreciation and amortization. These redemption provisions are not legally detachable or separately exercisable and are deemed to be embedded in the related noncontrolling interests. The Company, in purchasing equity of the investment management subsidiary, has the option to settle in cash or shares of the Company's common stock and is entitled to the cash flow associated with any purchased equity.

Redeemable noncontrolling interests
Minority interests held in majority-owned investment management subsidiaries that are subject to conditional or contingent redemption provisions are classified as mezzanine equity within redeemable noncontrolling interests on the Company's Consolidated Balance Sheets and recorded at estimated redemption value, and any changes in the estimated redemption value are recorded on the Condensed Consolidated Statements of Operations within noncontrolling interests.

Redeemable noncontrolling interests for the six months ended June 30, 2026 included the following amounts:

	Redeemable Noncontrolling Interests
(in thousands)	CIP	Investment Managers	Total
Balances at December 31, 2025	$76,152	$26,782	$102,934
Net income (loss) attributable to noncontrolling interests	1,365	504	1,869
Changes in redemption value (1)	—	(4,023)	(4,023)
Total net income (loss) attributable to noncontrolling interests	1,365	(3,519)	(2,154)
Business acquisition	—	104,564	104,564
Net subscriptions (redemptions) and other	464	(487)	(23)
Balances at June 30, 2026	$77,981	$127,340	$205,321
(1)    Relates to noncontrolling interests redeemable at other than fair value.

Investment Manager Noncontrolling Interest Liability
Minority interests held in a majority-owned investment management subsidiary that are subject to unconditional redemption provisions are considered mandatorily redeemable and classified as a liability. This liability is recorded at the greater of the estimated redemption value or the initial fair value with any changes recorded on the Condensed Consolidated Statements of Operations within other expenses along with any distributions earned and paid. The balance as of June 30, 2026 was $152.5 million primarily attributable to the Keystone acquisition (see Note 4).

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

The liability associated with these awards was $12.2 million and $14.4 million at June 30, 2026 and December 31, 2025, respectively. Compensation expense related to these awards totaled $(1.2) million and $(0.8) million for the six months ended June 30, 2026 and 2025, respectively.

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

In the normal course of its business, the Company sponsors various investment products, some of which are consolidated by the Company. CIP includes both VOEs, made up primarily of ETFs and U.S. retail funds in which the Company holds a controlling financial interest, and VIEs which consist of collateralized loan obligations ("CLO") and certain global and private funds ("GF") of which the Company is considered the primary beneficiary. The consolidation and deconsolidation of these investment products have no impact on the Company's net income (loss). The Company's risk with respect to these investment products is limited to its beneficial interests in these products. The Company has no right to the benefits from, and does not bear the risks associated with, these investment products beyond the Company's investment in, and fees generated from, these products.

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026			December 31, 2025
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	GFs		CLOs	GFs
Cash and cash equivalents	$5,013	$103,659	$2,037	$2,284	$86,491	$2,928
Investments	78,576	2,411,729	98,146	75,877	2,450,177	107,298
Other assets	821	22,541	1,244	700	38,721	1,199
Notes payable	—	(2,311,391)	—	—	(2,359,828)	—
Securities purchased payable and other liabilities	(781)	(106,079)	(1,582)	(363)	(96,935)	(919)
Noncontrolling interests	(27,773)	(1,076)	(50,208)	(24,244)	(802)	(51,908)
Net interests in CIP	$55,856	$119,383	$49,637	$54,254	$117,824	$58,598

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included. At June 30, 2026, the Company consolidated eight CLOs. The financial information of CLOs is included in the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information.

Investments of CLOs
The CLOs held investments of $2.4 billion at June 30, 2026, consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2026 and 2033 and generally pay interest at SOFR plus a spread.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.6 billion at June 30, 2026, consisting of senior secured floating rate notes payable with a par value of $2.3 billion and subordinated notes with a par value of $271.8 million. These note obligations bear interest at variable rates based on SOFR plus a pre-defined spread.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at June 30, 2026, as shown in the table below:

(in thousands)
Subordinated notes	$118,052
Accrued investment management fees	1,331
Total Beneficial Interests	$119,383

The following table represents income and expenses of the consolidated CLOs included in the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Six Months Ended June 30, 2026
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(2,932)
Interest income	91,327
Total Income	88,395

Expenses:
Other operating expenses	2,167
Interest expense	67,559
Total Expense	69,726
Noncontrolling interests	(481)
Net Income (Loss) Attributable to CLOs	$18,188

The following table represents the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Six Months Ended June 30, 2026
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$12,501
Investment management fees	5,687
Total Economic Interests	$18,188

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 by fair value hierarchy level were as follows:

As of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$103,659	$—	$—	$103,659
Debt investments	79	2,505,853	27,172	2,533,104
Equity investments	55,016	186	145	55,347
Derivatives	756	119	—	875
Total assets measured at fair value	$159,510	$2,506,158	$27,317	$2,692,985
Liabilities
Notes payable	$—	$2,311,391	$—	$2,311,391
Derivatives	319	125	—	444
Total liabilities measured at fair value	$319	$2,311,516	$—	$2,311,835

As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$86,491	$—	$—	$86,491
Debt investments	91	2,536,337	30,333	2,566,761
Equity investments	66,180	—	411	66,591
Total assets measured at fair value	$152,762	$2,536,337	$30,744	$2,719,843
Liabilities
Notes payable	$—	$2,359,828	$—	$2,359,828
Derivatives	225	—	—	225
Total liabilities measured at fair value	$225	$2,359,828	$—	$2,360,053

The following is a discussion of the valuation methodologies used for the assets and liabilities of the Company’s CIP measured at fair value:

Level 1 assets represent cash investments in money market funds, debt and equity investments, and derivatives (futures) that are valued using published net asset values or the official closing price on the exchange on which the securities are traded.

Level 2 assets represent most debt securities (including bank loans), certain equity securities (including non-U.S. securities), and derivatives (forwards and swaps), for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.) by an independent pricing service. Debt investments, other than bank loans, are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Bank loan investments, which are included as debt investments, are generally priced at the average mid-point of bid and ask quotations obtained from a third-party pricing service utilizing matrix pricing models that consider information regarding securities with similar characteristics. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics.

Level 3 assets include debt and equity securities that are not widely traded, are illiquid or are priced by dealers based on pricing models used by market makers in the security. These securities are valued using significant unobservable inputs and may be based on an internal valuation committees’ own assumptions in determining fair value or unadjusted prices from an independent pricing service.

Level 1 liabilities consist of derivatives (short sales and futures). These liabilities are recorded on the Condensed Consolidated Balance Sheets within other liabilities of CIP and are classified as Level 1 based on the underlying equity security.

Level 2 liabilities primarily consist of notes payable issued by CLOs and are measured using the measurement alternative in ASU 2014-13. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (i) the fair value of the beneficial interests held by the Company, and (ii) the carrying value of any beneficial interests that represent compensation for services. The fair value of the beneficial interests held by the Company is based on third-party pricing information without adjustment.

The securities purchased payable at June 30, 2026 and December 31, 2025 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Six Months Ended June 30,
(in thousands)	2026	2025
Balance at beginning of period	$30,744	$7,689
Realized and unrealized gains (losses), net	(2,643)	(1,722)
Purchases	1,035	2,377
Sales	(3,630)	(6,289)
Transfers to Level 2	(48,549)	(19,286)
Transfers from Level 2	50,360	91,855
Balance at end of period (1)	$27,317	$74,624
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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At June 30, 2026, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $64.8 million.

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

Financial Highlights
▪Total revenues were $201.4 million in the second quarter of 2026, a decrease of $9.2 million, or 4.4%, compared to total revenues of $210.5 million in the second quarter of 2025.
▪Operating income was $27.3 million in the second quarter of 2026, a decrease of $17.9 million, or 39.6%, compared to $45.2 million in the second quarter of 2025.
▪Net income per diluted share was $6.68 in the second quarter of 2026, an increase of $0.56, or 9.2%, compared to net income per diluted share of $6.12 in the second quarter of 2025.

Keystone National Group
On March 1, 2026, the Company completed a majority investment in Keystone National Group ("Keystone"), an investment manager specializing in asset-centric private credit with $2.3 billion of assets under management at February 28, 2026.

Assets Under Management
Total sales were $6.1 billion in the second quarter of 2026, an increase of $0.5 billion, or 8.5%, from $5.6 billion in the second quarter of 2025. Net flows were $(5.6) billion in the second quarter of 2026 compared to net flows of $(3.9) billion in the second quarter of 2025.

At June 30, 2026, total assets under management were $152.2 billion, representing a decrease of $18.5 billion, or 10.9%, from June 30, 2025, and a decrease of $7.3 billion, or 4.6%, from December 31, 2025. The decrease in total assets under management from June 30, 2025 primarily included $26.0 billion from net outflows partially offset by $7.6 billion from positive market performance and $2.3 billion from the addition of Keystone. The decrease in total assets under management from December 31, 2025 included $14.1 billion from net outflows partially offset by $5.4 billion from positive market performance and $2.3 billion from the addition of Keystone.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of June 30,		Change
(in millions)	2026	2025	$	%
Open-End Funds (1)	$52,113	$55,653	$(3,540)	(6.4)%
Closed-End Funds (2)	13,471	10,481	2,990	28.5%
Retail Separate Accounts (3)	36,217	47,445	(11,228)	(23.7)%
Institutional Accounts (4)	50,361	57,131	(6,770)	(11.8)%
Total	$152,162	$170,710	$(18,548)	(10.9)%
Average Assets Under Management (5)	$155,768	$170,274	$(14,506)	(8.5)%
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

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Open-End Funds (1)
Beginning balance	$50,231	$53,608	$52,759	$56,073
Inflows	2,624	2,825	5,680	5,863
Outflows	(4,452)	(3,806)	(8,854)	(7,916)
Net flows	(1,828)	(981)	(3,174)	(2,053)
Market performance	3,913	3,211	2,728	1,961
Other (2)	(203)	(185)	(200)	(328)
Ending balance	$52,113	$55,653	$52,113	$55,653
Closed-End Funds (3)
Beginning balance	$12,794	$10,273	$10,635	$10,225
Inflows	68	4	116	9
Outflows (4)	(79)	(2)	(185)	(42)
Net flows	(11)	2	(69)	(33)
Market performance	867	378	1,430	635
Other (2)	(179)	(172)	1,475	(346)
Ending balance	$13,471	$10,481	$13,471	$10,481
Retail Separate Accounts (5)
Beginning balance	$37,341	$46,920	$43,091	$49,536
Inflows	1,170	1,468	2,609	3,210
Outflows	(4,298)	(2,264)	(9,605)	(4,674)
Net flows	(3,128)	(796)	(6,996)	(1,464)
Market performance	2,005	1,322	123	(625)
Other (2)	(1)	(1)	(1)	(2)
Ending balance	$36,217	$47,445	$36,217	$47,445

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Institutional Accounts (6)
Beginning balance	$48,660	$56,662	$53,008	$59,167
Inflows	2,193	1,283	3,431	2,738
Outflows	(2,872)	(3,455)	(7,264)	(6,114)
Net flows	(679)	(2,172)	(3,833)	(3,376)
Market performance	2,517	2,844	1,140	1,674
Other (2)	(137)	(203)	46	(334)
Ending balance	$50,361	$57,131	$50,361	$57,131
Total
Beginning balance	$149,026	$167,463	$159,493	$175,001
Inflows	6,055	5,580	11,836	11,820
Outflows	(11,701)	(9,527)	(25,908)	(18,746)
Net flows	(5,646)	(3,947)	(14,072)	(6,926)
Market performance	9,302	7,755	5,421	3,645
Other (2)	(520)	(561)	1,320	(1,010)
Ending balance	$152,162	$170,710	$152,162	$170,710
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
(6)Represents institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of June 30,		Change		% of Total
(in millions)	2026	2025	$	%	2026	2025
Asset Class
Equity	$68,754	$96,232	$(27,478)	(28.6)%	45.2%	56.3%
Fixed income	40,525	38,594	1,931	5.0%	26.6%	22.6%
Multi-asset (1)	23,231	21,430	1,801	8.4%	15.3%	12.6%
Alternatives (2)	19,652	14,454	5,198	36.0%	12.9%	8.5%
Total	$152,162	$170,710	$(18,548)	(10.9)%	100.0%	100.0%

(1)    Consists of multi-asset offerings not included in equity, fixed income and alternatives.
(2)    Consists of listed real estate, managed futures, infrastructure, event-driven, private markets and other strategies.

Average Assets Under Management and Average Fees Earned
The following tables summarize the average management fees earned in basis points and average assets under management:

	Three Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (5)
	2026	2025	2026	2025
Products
Open-End Funds (1)	42.1	46.7	$52,506	$53,742
Closed-End Funds (2)	86.8	58.6	13,351	10,183
Retail Separate Accounts (3)	43.7	42.9	37,227	46,637
Institutional Accounts (4)	32.2	31.8	50,247	56,397
All Products	43.1	41.3	$153,331	$166,959

	Six Months Ended June 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (5)
	2026	2025	2026	2025
Products
Open-End Funds (1)	42.8	47.3	$52,837	$54,923
Closed-End Funds (2)	80.1	58.6	12,491	10,235
Retail Separate Accounts (3)	43.2	42.9	39,982	47,979
Institutional Accounts (4)	32.4	31.8	50,458	57,137
All Products	42.5	41.5	$155,768	$170,274
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

The average fee rate earned increased for the three and six months ended June 30, 2026 compared to the same periods in the prior year primarily due to higher fee rates earned on the assets under management acquired from Keystone partially offset by a shift in the asset mix in our open-end funds to certain strategies, which have a lower fee rate.

Results of Operations
Summary Financial Data

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Investment management fees	$170,850	$179,476	$(8,626)	(4.8)%	$339,983	$365,567	$(25,584)	(7.0)%
Other revenue	30,512	31,049	(537)	(1.7)%	60,914	62,890	(1,976)	(3.1)%
Total revenues	201,362	210,525	(9,163)	(4.4)%	400,897	428,457	(27,560)	(6.4)%
Total operating expenses	174,038	165,315	8,723	5.3%	358,125	346,652	11,473	3.3%
Operating income (loss)	27,324	45,210	(17,886)	(39.6)%	42,772	81,805	(39,033)	(47.7)%
Other income (expense), net	18,191	(96)	18,287	N/M	5,315	(7,738)	13,053	(168.7)%
Interest income (expense), net	7,498	10,032	(2,534)	(25.3)%	18,229	21,481	(3,252)	(15.1)%
Income (loss) before income taxes	53,013	55,146	(2,133)	(3.9)%	66,316	95,548	(29,232)	(30.6)%
Income tax expense (benefit)	8,406	12,403	(3,997)	(32.2)%	15,558	24,753	(9,195)	(37.1)%
Net income (loss)	44,607	42,743	1,864	4.4%	50,758	70,795	(20,037)	(28.3)%
Noncontrolling interests	699	(370)	1,069	(288.9)%	1,673	225	1,448	N/M
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$45,306	$42,373	$2,933	6.9%	$52,431	$71,020	$(18,589)	(26.2)%
Earnings (loss) per share-diluted	$6.68	$6.12	$0.56	9.2%	$7.72	$10.15	$(2.43)	(23.9)%
N/M = Not Meaningful
In the second quarter of 2026, total revenues decreased 4.4% to $201.4 million from $210.5 million in the second quarter of 2025, primarily as a result of decreased average assets under management, partially offset by the addition of Keystone. Operating income decreased by $17.9 million to $27.3 million in the second quarter of 2026 compared to $45.2 million in the second quarter of 2025, due primarily to an increase in amortization expenses as a result of the Keystone acquisition and decreased revenues as mentioned above.

Revenues
Revenues by source were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Investment management fees
Open-end funds	$61,465	$70,379	$(8,914)	(12.7)%	$125,191	$144,416	$(19,225)	(13.3)%
Closed-end funds	28,815	14,881	13,934	93.6%	49,605	29,734	19,871	66.8%
Retail separate accounts	42,675	51,818	(9,143)	(17.6)%	89,993	106,090	(16,097)	(15.2)%
Institutional accounts	37,895	42,398	(4,503)	(10.6)%	75,194	85,327	(10,133)	(11.9)%
Total investment management fees	170,850	179,476	(8,626)	(4.8)%	339,983	365,567	(25,584)	(7.0)%
Administration and shareholder service fees	17,340	18,048	(708)	(3.9)%	34,651	36,055	(1,404)	(3.9)%
Distribution and service fees	11,758	11,968	(210)	(1.8)%	23,391	24,721	(1,330)	(5.4)%
Other income and fees	1,414	1,033	381	36.9%	2,872	2,114	758	35.9%
Total Revenues	$201,362	$210,525	$(9,163)	(4.4)%	$400,897	$428,457	$(27,560)	(6.4)%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management agreements, which generally require monthly or quarterly payments. Investment management fees decreased by $8.6 million, or 4.8%, and $25.6 million, or 7.0%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily due to decreased average assets under management.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs and traditional closed-end funds. Fund administration and shareholder service fees decreased $0.7 million, or 3.9%, and $1.4 million, or 3.9%, during the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily due to the decrease in average assets under management of our U.S. retail funds partially offset by increased closed-end fund administration fees.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees remained consistent and decreased by $1.3 million, or 5.4%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year. The decrease during the six month period is primarily due to lower sales and average assets under management for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and marketing fees earned on certain ETFs. Other income and fees increased $0.4 million, or 36.9%, and $0.8 million, or 35.9%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily due to increased marketing fees earned on ETFs during the current year periods.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Operating expenses
Employment expenses	$102,472	$98,030	$4,442	4.5%	$207,685	$207,123	$562	0.3%
Distribution and other asset-based expenses	20,283	21,975	(1,692)	(7.7)%	40,817	44,871	(4,054)	(9.0)%
Other operating expenses	32,204	32,564	(360)	(1.1)%	68,407	65,623	2,784	4.2%
Other operating expenses of CIP	926	810	116	14.3%	2,941	1,810	1,131	62.5%
Change in fair value of contingent consideration	(4,407)	(3,014)	(1,393)	46.2%	(3,998)	(3,014)	(984)	32.6%
Restructuring expense	825	—	825	N/M	3,696	—	3,696	N/M
Depreciation expense	1,679	2,006	(327)	(16.3)%	3,346	4,351	(1,005)	(23.1)%
Amortization expense	20,056	12,944	7,112	54.9%	35,231	25,888	9,343	36.1%
Total operating expenses	$174,038	$165,315	$8,723	5.3%	$358,125	$346,652	$11,473	3.3%
N/M = Not Meaningful

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses increased by $4.4 million, or 4.5%, and $0.6 million, or 0.3%, for the three and six months ended June 30, 2026, respectively, primarily due to the addition of Keystone employees and an increase in stock-based compensation expense partially offset by a decrease in incentive compensation.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses decreased $1.7 million, or 7.7%, and $4.1 million, or 9.0%, for the three and six months ended June 30, 2026, respectively, primarily due to decreases in assets under management in share classes that have asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses consist primarily of investment research and technology costs, software application and development expenses, professional fees, travel and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses remained consistent for the three months ended June 30, 2026 and 2025, and increased $2.8 million, or 4.2%, for the six months ended June 30, 2026 compared to the same periods in the prior year primarily due to transaction costs and ongoing costs associated with the Keystone acquisition partially offset by decreased rent associated with lease terminations in the prior year.

Other Operating Expenses of CIP
Other operating expenses of CIP were consistent for the three months ended June 30, 2026 and 2025, and increased by $1.1 million, or 62.5%, for the six months ended June 30, 2026, compared to the same periods in the prior year primarily due to refinancing activities associated with one CLO in the current year.

Change in Fair Value of Contingent Consideration
Contingent consideration related to the Company's acquisitions are fair valued on each reporting date incorporating changes in various estimates, including underlying performance estimates, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The change in fair value of contingent consideration for the three and six months ended June 30, 2026 was primarily attributable to changes in underlying performance estimates and the passage of time.

Restructuring Expense
During the three and six months ended June 30, 2026, the Company incurred $0.8 million and $3.7 million, respectively, in restructuring expense related to severance costs.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense decreased by $0.3 million, or 16.3%, for the three months ended June 30, 2026 primarily due to computer equipment in the current year becoming fully depreciated. Depreciation expense decreased $1.0 million, or 23.1%, for the six months ended June 30, 2026, compared to the same period in the prior year primarily due to the prior year acceleration of depreciation on leasehold improvements associated with a terminated lease and a decrease in depreciation expense on computer equipment in the current year due to these assets becoming fully depreciated.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased by $7.1 million, or 54.9%, and $9.3 million, or 36.1%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year, primarily due to the additional amortization associated with the Keystone acquisition.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$4,541	$3,971	$570	14.4%	$5,386	$2,980	$2,406	80.7%
Realized and unrealized gain (loss) of CIP, net	14,375	(5,204)	19,579	(376.2)%	31	(12,853)	12,884	(100.2)%
Other income (expense), net	(725)	1,137	(1,862)	(163.8)%	(102)	2,135	(2,237)	(104.8)%
Total Other Income (Expense), net	$18,191	$(96)	$18,287	N/M	$5,315	$(7,738)	$13,053	(168.7)%
N/M = Not Meaningful
Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three and six months ended June 30, 2026 by $0.6 million and $2.4 million compared to the same periods in the prior year. The change for the three and six months ended June 30, 2026 is primarily attributable to an increase in realized gains due to changes in market values of our investments.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed by $19.6 million and $12.9 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year. The change for the three months ended June 30, 2026 consisted primarily of changes in net unrealized and realized gains of $39.8 million due to changes in market values of leveraged loans, partially offset by net unrealized losses of $20.2 million related to the value of the notes payable. The change for the six months ended June 30, 2026 consisted primarily of changes in net unrealized and realized gains of $20.3 million due to changes in market values of leveraged loans, partially offset by net unrealized losses of $7.4 million related to the value of the notes payable.

Other income (expense), net
Other income (expense) changed by $(1.9) million and $(2.2) million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year primarily due to noncontrolling interest liability distributions partially offset by changes in the gains on our equity method investments.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Interest Income (Expense)
Interest expense	$(7,146)	$(4,582)	$(2,564)	56.0%	$(13,911)	$(9,143)	$(4,768)	52.1%
Interest and dividend income	1,372	2,054	(682)	(33.2)%	4,319	5,070	(751)	(14.8)%
Interest and dividend income of investments of CIP	46,750	46,037	713	1.5%	95,381	93,590	1,791	1.9%
Interest expense of CIP	(33,478)	(33,477)	(1)	—%	(67,560)	(68,036)	476	(0.7)%
Total Interest Income (Expense), net	$7,498	$10,032	$(2,534)	(25.3)%	$18,229	$21,481	$(3,252)	(15.1)%
Interest Expense
Interest expense increased $2.6 million, or 56.0%, and $4.8 million, or 52.1%, for the three and six months ended June 30, 2026, primarily due to increased average debt outstanding during the current year periods.

Interest and Dividend Income
Interest and dividend income is earned on cash equivalents and marketable securities. Interest and dividend income decreased $0.7 million, or 33.2%, and $0.8 million, or 14.8%, for the three and six months ended June 30, 2026, compared to the same periods in the prior year primarily due to lower average interest rates.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP increased $0.7 million, or 1.5%, and $1.8 million, or 1.9%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year, primarily due to the addition of a CLO in the fourth quarter of 2025 partially offset by lower interest rates.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP remained consistent and decreased by $0.5 million, or 0.7%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year. The decrease during the six months ended June 30, 2026 is primarily due to lower interest rates partially offset by the addition of a CLO in the fourth quarter of 2025.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 23.5% and 25.9% for the six months ended June 30, 2026 and 2025, respectively. The lower estimated effective tax rate for the six months ended June 30, 2026 was primarily due to a change in valuation allowances in the current year related to the tax effects of higher realized and unrealized gains on Company investments compared to the prior year.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	June 30, 2026	December 31, 2025	Change
(in thousands)			$	%
Balance Sheet Data
Cash and cash equivalents	$176,229	$386,483	$(210,254)	(54.4)%
Investments	139,873	157,480	(17,607)	(11.2)%
Contingent consideration	122,669	39,108	83,561	213.7%
Debt	418,627	389,957	28,670	7.4%
Investment manager noncontrolling interests liability	152,482	14,937	137,545	N/M
Redeemable noncontrolling interests	205,321	102,934	102,387	99.5%
Total equity	946,355	934,845	11,510	1.2%
  N/M = Not Meaningful

	Six Months Ended June 30,		Change
(in thousands, Provided by (Used in));	2026	2025	$	%
Cash Flow Data
Operating activities	$93,325	$71,970	$21,355	29.7%
Investing activities	(199,805)	(4,012)	(195,793)	N/M
Financing activities	(84,428)	(226,525)	142,097	(62.7)%
  N/M = Not Meaningful

Overview
At June 30, 2026, we had $176.2 million of cash and cash equivalents and $139.9 million of investments, which included $49.7 million of investment securities, compared to $386.5 million of cash and cash equivalents and $157.5 million of investments, which included $76.5 million of investment securities, at December 31, 2025.

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

Capital and Reserve Requirements
Certain of our subsidiaries are registered with the SEC, Central Bank of Ireland, Financial Conduct Authority or other regulators that subject them to certain rules regarding minimum net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, or interruption of our business. At June 30, 2026, our broker-dealer net capital was significantly greater than the required minimum.

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

Operating Cash Flow
Net cash provided by operating activities of $93.3 million for the six months ended June 30, 2026 increased by $21.4 million from net cash provided by operating activities of $72.0 million for the same period in the prior year primarily due to an increase of $20.4 million in net sales of investments by CIP and $20.0 million in net sales of investments by us, partially offset by a $20.0 million decrease in net income in the current year period.

Investing Cash Flow
Cash flows from investing activities consist primarily of acquisitions of businesses, capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $199.8 million for the six months ended June 30, 2026 increased by $195.8 million from net cash used in investing activities of $4.0 million for the same period in the prior year primarily due to the acquisition of Keystone.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and purchases and sales of noncontrolling interests. Net cash used in financing activities of $84.4 million for the six months ended June 30, 2026 decreased by $142.1 million from net cash used of $226.5 million for the same period in the prior year primarily due to an increase of $96.1 million in net borrowings of CIP and $29.4 million in net borrowings by us, and a $29.5 million decrease in repurchases of common shares during the current year period.

Credit Agreement
The Company's credit agreement (the "Credit Agreement") provides for (i) a $400.0 million term loan for the Company with a seven-year term (the "Term Loan") expiring in September 2032, and (ii) a $250.0 million revolving credit facility (the "Revolver") with a five-year term expiring in September 2030. The Company borrowed $50.0 million under the Revolver during the six months ended June 30, 2026. During the six months ended June 30, 2026, the Company repaid $20.0 million and $2.0 million outstanding under the Revolver and Term Loan, respectively. At June 30, 2026, the Company had $30.0 million and $397.0 million outstanding under the Revolver and Term Loan, respectively. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheets net of related debt issuance costs, which were $8.4 million as of June 30, 2026.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2025 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended June 30, 2026.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and six months ended June 30, 2026, there were no material changes to the information contained in Part II, Item 7A of the Company's 2025 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of Keystone, which was acquired by the Company on March 1, 2026, from its evaluation of the effectiveness of the Company's disclosure controls and procedures. Keystone represented approximately 12.3% of the Company's consolidated total assets at June 30, 2026 and 6.9% and 4.8% of the Company's consolidated total revenues as of and for the three and six months ended June 30, 2026, respectively.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
An aggregate of 6,430,045 shares of our common stock have been authorized to be repurchased under a share repurchase program, initially approved by our Board of Directors in 2010. As of June 30, 2026, 662,388 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended June 30, 2026.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2026	—	$—	—	732,485
May 1-31, 2026	34,723	$141.67	34,723	697,762
June 1-30, 2026	35,374	$143.57	35,374	662,388
Total	70,097		70,097
(1) Average price paid per share is calculated on a settlement basis and excludes commissions and taxes.

Item 5.    Other Information
During the three months ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Dated: August 7, 2026

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)