Form 10-Q
period 2026-09-30
VIRTUS INVESTMENT PARTNERS, INC.
filed 2026-11-09
CIK 883237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
(Registrant's telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock was 6,559,965 as of October 30, 2026.

VIRTUS INVESTMENT PARTNERS, INC.

"We," "us," "our," the "Company," and "Virtus" as used in this Quarterly Report on Form 10-Q refer to Virtus Investment Partners, Inc., a Delaware corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements
Virtus Investment Partners, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$187,218	$386,483
Investments	173,210	157,480
Accounts receivable, net	97,101	102,733
Assets of consolidated investment products ("CIP")
Cash and cash equivalents of CIP	94,964	90,686
Cash pledged or on deposit of CIP	1,247	1,017
Investments of CIP	2,551,251	2,633,352
Other assets of CIP	33,862	40,620
Furniture, equipment and leasehold improvements, net	21,299	21,891
Operating lease right-of-use assets	75,642	75,166
Intangible assets, net	579,121	327,409
Goodwill	640,911	397,098
Deferred taxes, net	19,497	18,578
Other assets	22,665	38,687
Total assets	$4,497,988	$4,291,200
Liabilities and Equity
Liabilities:
Accrued compensation and benefits	$132,499	$182,808
Accounts payable and accrued liabilities	49,581	54,520
Contingent consideration	115,990	39,108
Debt	402,962	389,957
Investment manager noncontrolling interests liability	140,392	14,937
Operating lease liabilities	94,339	93,225
Other liabilities	30,216	20,821
Liabilities of CIP
Notes payable of CIP	2,293,779	2,359,828
Securities purchased payable and other liabilities of CIP	95,494	98,217
Total liabilities	3,355,252	3,253,421
Commitments and Contingencies (Note 13)
Redeemable noncontrolling interests	194,898	102,934
Equity:
Equity attributable to Virtus Investment Partners, Inc.:
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,392,154 shares issued and 6,559,831 shares outstanding at September 30, 2026; and 12,319,278 shares issued and 6,695,181 shares outstanding at December 31, 2025	124	123
Additional paid-in capital	1,361,638	1,342,153
Retained earnings (accumulated deficit)	365,002	340,898
Accumulated other comprehensive income (loss)	204	462
Treasury stock, at cost, 5,832,323 and 5,624,097 shares at September 30, 2026 and December 31, 2025, respectively	(780,128)	(749,593)
Total equity attributable to Virtus Investment Partners, Inc.	946,840	934,043
Noncontrolling interests	998	802
Total equity	947,838	934,845
Total liabilities and equity	$4,497,988	$4,291,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues
Investment management fees	$167,323	$183,762	$507,306	$549,329
Administration and shareholder service fees	17,320	18,869	51,971	54,924
Distribution and service fees	11,468	12,517	34,859	37,238
Other income and fees	1,486	1,237	4,358	3,351
Total revenues	197,597	216,385	598,494	644,842
Operating Expenses
Employment expenses	92,499	98,807	300,184	305,930
Distribution and other asset-based expenses	19,776	22,034	60,593	66,905
Other operating expenses	32,988	32,428	101,395	98,051
Other operating expenses of consolidated investment products ("CIP")	721	496	3,662	2,306
Change in fair value of contingent consideration	(6,679)	—	(10,677)	(3,014)
Restructuring expense	2,193	693	5,889	693
Depreciation expense	1,693	1,922	5,039	6,273
Amortization expense	20,057	12,945	55,288	38,833
Total operating expenses	163,248	169,325	521,373	515,977
Operating Income (Loss)	34,349	47,060	77,121	128,865
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	(2,377)	2,257	3,009	5,237
Realized and unrealized gain (loss) of CIP, net	(9,849)	(14,913)	(9,818)	(27,766)
Other income (expense), net	(637)	536	(739)	2,671
Total other income (expense), net	(12,863)	(12,120)	(7,548)	(19,858)
Interest Income (Expense)
Interest expense	(7,017)	(5,299)	(20,928)	(14,442)
Interest and dividend income	1,818	2,200	6,137	7,270
Interest and dividend income of investments of CIP	46,443	45,918	141,824	139,508
Interest expense of CIP	(33,168)	(33,310)	(100,728)	(101,346)
Total interest income (expense), net	8,076	9,509	26,305	30,990
Income (Loss) Before Income Taxes	29,562	44,449	95,878	139,997
Income tax expense (benefit)	10,141	13,108	25,699	37,861
Net Income (Loss)	19,421	31,341	70,179	102,136
Noncontrolling interests	2,694	585	4,367	810
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$22,115	$31,926	$74,546	$102,946
Earnings (Loss) per Share—Basic	$3.33	$4.73	$11.16	$15.02
Earnings (Loss) per Share—Diluted	$3.26	$4.65	$10.96	$14.81
Weighted Average Shares Outstanding—Basic	6,640	6,757	6,683	6,854
Weighted Average Shares Outstanding—Diluted	6,774	6,867	6,802	6,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net Income (Loss)	$19,421	$31,341	$70,179	$102,136
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $10 and $226 for the three months ended September 30, 2026 and 2025, respectively, and $85 and $(105) for the nine months ended September 30, 2026 and 2025, respectively	(30)	12	(258)	962
Other comprehensive income (loss)	(30)	12	(258)	962
Comprehensive income (loss)	19,391	31,353	69,921	103,098
Comprehensive (income) loss attributable to noncontrolling interests	2,694	585	4,367	810
Comprehensive Income (Loss) Attributable to Virtus Investment Partners, Inc.	$22,085	$31,938	$74,288	$103,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$70,179	$102,136
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense, intangible asset and other amortization	62,693	48,080
Stock-based compensation	19,789	19,231
Equity in earnings of equity method investments	(2,903)	(2,698)
Distributions from equity method investments	3,668	3,639
Realized and unrealized (gains) losses on investments, net	(3,406)	(5,238)
Change in fair value of contingent consideration	(10,677)	(3,014)
Deferred taxes, net	11	6,501
Changes in operating assets and liabilities:
Sales (purchases) of investments, net	(17,364)	(21,859)
Accounts receivable, net and other assets	21,186	14,196
Accrued compensation and benefits, accounts payable, accrued liabilities and other liabilities	(59,695)	(61,429)
Operating activities of consolidated investment products ("CIP"):
Realized and unrealized (gains) losses on investments of CIP, net	5,759	19,931
Purchases of investments by CIP	(994,571)	(799,487)
Sales of investments by CIP	1,080,611	861,104
Net proceeds (purchases) of short-term investments and securities sold short by CIP	59	(112)
Change in other assets and liabilities of CIP	(6,754)	(736)
Net cash provided by (used in) operating activities	168,585	180,245
Cash Flows from Investing Activities:
Capital expenditures	(4,578)	(5,946)
Acquisition of business, net of cash acquired of $2.7 million	(196,110)	—
Change in cash and cash equivalents of CIP due to consolidation (deconsolidation), net	97	522
Distributions from equity method investments	688	—
Net cash provided by (used in) investing activities	(199,903)	(5,424)
Cash Flows from Financing Activities:
Borrowings on credit agreement	50,000	—
Repayments on credit agreement	(38,000)	(39,254)
Refinancing of credit agreement	—	201,191
Payment of deferred financing costs	—	(7,132)
Common stock dividends paid	(50,071)	(48,326)
Repurchase of common shares	(30,466)	(50,000)
Payment of contingent consideration	(21,861)	(23,140)
Taxes paid related to net share settlement of restricted stock units	(5,680)	(7,639)
Investment management subsidiary equity sales (purchases)	(4,333)	(15,849)
Net contributions from (distributions to) noncontrolling interests	(7,703)	9,499
Financing activities of CIP:
Payments on borrowings by CIP	(774,197)	(133,596)
Borrowings by CIP	719,246	—
Net cash provided by (used in) financing activities	(163,065)	(114,246)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(374)	1,359
Net increase (decrease) in cash, cash equivalents and restricted cash	(194,757)	61,934
Cash, cash equivalents and restricted cash, beginning of period	478,186	400,309
Cash, cash equivalents and restricted cash, end of period	$283,429	$462,243

Non-Cash Investing and Financing Activities:
Contingent consideration	$109,420	$—
Increase (decrease) to noncontrolling interests due to consolidation (deconsolidation) of CIP, net	$5,121	$(10)
Common stock dividends payable	$16,072	$16,208

(in thousands)	September 30, 2026	December 31, 2025
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$187,218	$386,483
Cash and cash equivalents of CIP	94,964	90,686
Cash pledged or on deposit of CIP	1,247	1,017
Cash, cash equivalents and restricted cash at end of period	$283,429	$478,186
The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at June 30, 2025	6,748,088	$123	$1,327,872	$307,409	$586	5,563,805	$(739,594)	$896,396	$1,933	$898,329	$123,097
Net income (loss)	—	—	—	31,926	—	—	—	31,926	(606)	31,320	21
Foreign currency translation adjustments	—	—	—	—	12	—	—	12	—	12	—
Net subscriptions (redemptions) and other	—	—	2,262	—	—	—	—	2,262	(252)	2,010	(19,927)
Cash dividends declared ($2.40 per common share)	—	—	—	(17,014)	—	—	—	(17,014)	—	(17,014)	—
Issuance of common shares related to employee stock transactions	5,356	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(673)	—	—	—	—	(673)	—	(673)	—
Stock-based compensation	—	—	5,793	—	—	—	—	5,793	—	5,793	—
Balances at September 30, 2025	6,753,444	$123	$1,335,254	$322,321	$598	5,563,805	$(739,594)	$918,702	$1,075	$919,777	$103,191
Balances at June 30, 2026	6,622,622	$124	$1,355,079	$359,970	$234	5,767,657	$(770,128)	$945,279	$1,076	$946,355	$205,321
Net income (loss)	—	—	—	22,115	—	—	—	22,115	114	22,229	(2,808)
Foreign currency translation adjustments	—	—	—	—	(30)	—	—	(30)	—	(30)	—
Net subscriptions (redemptions) and other	—	—	848	—	—	—	—	848	(192)	656	(7,615)
Cash dividends declared ($2.45 per common share)	—	—	—	(17,083)	—	—	—	(17,083)	—	(17,083)	—
Repurchases of common shares	(64,666)	—	—	—	—	64,666	(10,000)	(10,000)	—	(10,000)	—
Issuance of common shares related to employee stock transactions	1,875	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(157)	—	—	—	—	(157)	—	(157)	—
Stock-based compensation	—	—	5,868	—	—	—	—	5,868	—	5,868	—
Balances at September 30, 2026	6,559,831	$124	$1,361,638	$365,002	$204	5,832,323	$(780,128)	$946,840	$998	$947,838	$194,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Virtus Investment Partners, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Permanent Equity										Temporary Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Attributed To Virtus Investment Partners, Inc.	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests
(in thousands, except per share data)	Shares	Par Value				Shares	Amount
Balances at December 31, 2024	6,967,147	$122	$1,319,108	$268,221	$(364)	5,276,733	$(689,594)	$897,493	$4,143	$901,636	$107,282
Net income (loss)	—	—	—	102,946	—	—	—	102,946	(932)	102,014	122
Foreign currency translation adjustments	—	—	—	—	962	—	—	962	—	962	—
Net subscriptions (redemptions) and other	—	—	2,457	—	—	—	—	2,457	(2,136)	321	(4,213)
Cash dividends declared ($6.90 per common share)	—	—	—	(48,846)	—	—	—	(48,846)	—	(48,846)	—
Repurchases of common shares	(287,072)	1	(1)	—	—	287,072	(50,000)	(50,000)	—	(50,000)	—
Issuance of common shares related to employee stock transactions	73,369	—	—	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(7,639)	—	—	—	—	(7,639)	—	(7,639)	—
Stock-based compensation	—	—	21,329	—	—	—	—	21,329	—	21,329	—
Balances at September 30, 2025	6,753,444	$123	$1,335,254	$322,321	$598	5,563,805	$(739,594)	$918,702	$1,075	$919,777	$103,191
Balances at December 31, 2025	6,695,181	$123	$1,342,153	$340,898	$462	5,624,097	$(749,593)	$934,043	$802	$934,845	$102,934
Acquisition of businesses	—	—	—	—	—	—	—	—	—	—	104,564
Net income (loss)	—	—	—	74,546	—	—	—	74,546	595	75,141	(4,962)
Foreign currency translation adjustments	—	—	—	—	(258)	—	—	(258)	—	(258)	—
Net subscriptions (redemptions) and other	—	—	848	—	—	—	—	848	(399)	449	(7,638)
Cash dividends declared ($7.25 per common share)	—	—	—	(50,442)	—	—	—	(50,442)	—	(50,442)	—
Repurchases of common shares	(208,226)	—	—	—	—	208,226	(30,535)	(30,535)	—	(30,535)	—
Issuance of common shares related to employee stock transactions	72,876	1	(1)	—	—	—	—	—	—	—	—
Taxes paid on stock-based compensation	—	—	(5,680)	—	—	—	—	(5,680)	—	(5,680)	—
Stock-based compensation	—	—	24,318	—	—	—	—	24,318	—	24,318	—
Balances at September 30, 2026	6,559,831	$124	$1,361,638	$365,002	$204	5,832,323	$(780,128)	$946,840	$998	$947,838	$194,898

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
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

3. Revenues
The Company's revenues are recognized when a performance obligation is satisfied, which occurs when control of the services is transferred to clients. Investment management fees are generally calculated as either a percentage of average or period end net assets of the investment portfolios managed. Distribution and service fees and administration and shareholder service fees are generally calculated as a percentage of average net assets of the investment portfolios managed. The net asset values from which these fees are calculated are variable in nature and subject to factors outside of the Company's control, such as additional investments, withdrawals and market performance. Because of this, these fees are considered constrained until the end of the contractual measurement period (monthly or quarterly), which is when asset values are generally determinable. Incentive fees are recognized on certain management contracts when performance hurdles or other specified criteria are achieved upon completion of each contractually determined measurement period and are not subject to clawback.

Investment Management Fees by Source
The following table summarizes investment management fees by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Investment management fees
Open-end funds	$63,143	$73,270	$188,334	$217,686
Closed-end funds	27,907	15,635	77,512	45,369
Retail separate accounts	41,489	52,172	131,482	158,262
Institutional accounts	34,784	42,685	109,978	128,012
Total investment management fees	$167,323	$183,762	$507,306	$549,329

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

The Company accounted for the Acquisition in accordance with ASC 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired, liabilities assumed and noncontrolling interests based upon their estimated fair values at the date of the Acquisition, as well as goodwill and definite-lived intangible assets of $243.8 million and $307.0 million, respectively. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations and could differ materially from the preliminary purchase price allocation and may include changes to various balances, including fixed assets, intangible assets and goodwill. The finalization of the purchase price allocation will not extend beyond the one-year measurement period provided under ASC 805.

The following table summarizes the initial estimate of amounts of identified acquired assets, liabilities assumed and noncontrolling interests as of the acquisition date:

($ in thousands)	March 1, 2026
Assets:
Cash and cash equivalents	$2,659
Accounts receivable	4,465
Intangible assets	307,000
Goodwill	243,813
Operating lease right-of-use assets	2,063
Other assets	602
Total Assets	560,602
Liabilities
Accrued compensation and benefits	8,084
Accounts payable and accrued liabilities	118
Investment manager noncontrolling interests liability	137,584
Operating lease liabilities	2,063
Total liabilities	147,849
Redeemable noncontrolling interests	104,564
Total Liabilities & Noncontrolling Interests	252,413
Total Net Assets Acquired	$308,189

Identifiable Intangible Assets Acquired
In connection with the allocation of the purchase price, we identified the following intangible assets:

	March 1, 2026
	Approximate Fair Value (in thousands)	Weighted Average Useful Life (in years)
Definite-lived intangible assets:
Investment management agreements	$292,000	10.8 years
Trade name	15,000	10.0 years
Total identifiable intangible assets	$307,000
The fair value of investment management agreements was estimated using a multi-period excess earnings method and the fair value of the trade name was estimated using a royalty savings method.

Redeemable Noncontrolling Interests and Investment Manager Noncontrolling Interests Liability
Represents the noncontrolling interests of Keystone equity units subject to holder put rights and Company call rights and conditional and unconditional redemption provisions depending on unit class. Noncontrolling interests with conditional redemption provisions are classified as redeemable noncontrolling interests and noncontrolling interests with unconditional redemption provisions are classified as a liability. The fair value of these noncontrolling interests was estimated by applying the income and market approach valuation methodologies. Significant assumptions and inputs include discount rate (10%-11%) and future revenue and earnings assumptions. See Note 14 for further discussion.

Acquired Business
Revenues and earnings of Keystone subsequent to the closing date of the Acquisition of March 1, 2026 for the three and seven months ended September 30, 2026 were as follows:

(in thousands)	Three Months Ended September 30, 2026	Seven Months Ended September 30, 2026
Total revenues	$11,243	$30,341
Net Income (Loss) (1)	$(3,680)	$(6,197)
(1)     Includes $7.3 million and $17.1 million of amortization expense in the three- and seven-month periods, respectively, related to the identifiable intangible assets acquired.

The following unaudited pro-forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the Acquisition occurred on January 1, 2025. The unaudited pro-forma information also reflects adjustments for transaction and integration expenses as if the transaction had been consummated on January 1, 2025. This unaudited pro-forma information should not be relied upon as being indicative of historical results that would have been obtained if the Acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total revenues	$197,597	$232,898	$608,955	$690,635
Net Income (Loss) Attributable to Common Stockholders	$22,965	$28,319	$79,267	$82,609
For the three and nine months ended September 30, 2026, the Company incurred zero and $5.9 million, respectively, in transaction and integration costs associated with the Acquisition, which are included in other operating expenses on the Company's Condensed Consolidated Statements of Operations.

5. Goodwill and Intangible Assets, Net
Activity in goodwill was as follows:

(in thousands)
Balance at December 31, 2025	$397,098
Additions	243,813
Balance at September 30, 2026	$640,911
Below is a summary of intangible assets, net:

	Definite-Lived			Indefinite-Lived	Total
(in thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balances at December 31, 2025	$810,021	$(524,910)	$285,111	$42,298	$327,409
Additions	307,000	—	307,000	—	307,000
Intangible amortization	—	(55,288)	(55,288)	—	(55,288)
Balances at September 30, 2026	$1,117,021	$(580,198)	$536,823	$42,298	$579,121

Definite-lived intangible asset amortization for the remainder of fiscal year 2026 and succeeding fiscal years is estimated as follows:

Fiscal Year	Amount (in thousands)
Remainder of 2026	$20,027
2027	76,262
2028	70,432
2029	64,835
2030	63,410
2031 and thereafter	241,857
Total	$536,823

6. Investments
Investments consist primarily of investments in equity method investments and the Company's sponsored products. The Company's investments, excluding the assets of consolidated investment products ("CIP") discussed in Note 15, at September 30, 2026 and December 31, 2025 were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Investment securities - fair value	$84,308	$76,462
Equity method investments (1)	59,563	60,928
Nonqualified retirement plan assets	29,339	20,090
Total investments	$173,210	$157,480
(1)    The Company's equity method investments are valued on a three-month lag based upon the availability of financial information.

Investment Securities - fair value
Investment securities - fair value consist of investments in the Company's sponsored funds and in separate accounts. The composition of the Company’s investment securities - fair value was as follows:

	September 30, 2026		December 31, 2025
(in thousands)	Cost	Fair Value	Cost	Fair Value
Investment Securities - fair value
Sponsored funds	$32,150	$31,562	$51,993	$51,013
Equity securities	19,377	21,670	19,703	22,903
Debt securities	31,213	31,076	2,531	2,546
Total investment securities - fair value	$82,740	$84,308	$74,227	$76,462
For the three and nine months ended September 30, 2026, the Company recognized net realized gains of $0.3 million and $3.6 million, respectively, related to its investment securities - fair value. For the three and nine months ended September 30, 2025, the Company recognized net realized gains of $0.8 million and $0.8 million, respectively, related to its investment securities - fair value.

7. Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis, excluding the assets and liabilities of CIP discussed in Note 15, as of September 30, 2026 and December 31, 2025 by fair value hierarchy level were as follows:
September 30, 2026

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$148,481	$—	$—	$148,481
Investment securities - fair value
Sponsored funds	31,562	—	—	31,562
Equity securities	21,670	—	—	21,670
Debt securities	—	2,676	28,400	31,076
Nonqualified retirement plan assets	29,339	—	—	29,339
Total assets measured at fair value	$231,052	$2,676	$28,400	$262,128

Liabilities
Contingent consideration	$—	$—	$108,018	$108,018
Total liabilities measured at fair value	$—	$—	$108,018	$108,018

December 31, 2025

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$340,276	$—	$—	$340,276
Investment securities - fair value
Sponsored funds	51,013	—	—	51,013
Equity securities	22,903	—	—	22,903
Debt securities	—	2,546	—	2,546
Nonqualified retirement plan assets	20,090	—	—	20,090
Total assets measured at fair value	$434,282	$2,546	$—	$436,828

Liabilities
Contingent consideration	$—	$—	$20,800	$20,800
Total liabilities measured at fair value	$—	$—	$20,800	$20,800
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

Debt securities represent investments in corporate and government bonds and the note securities of collateralized loan obligations ("CLO"). The fair values of corporate and government bonds traded on active markets are valued at the official closing price on the exchange on which the securities are primarily traded and are categorized as Level 1. Debt securities for which closing prices are not readily available or are deemed to not reflect readily available market prices, and are valued using an independent pricing service, are categorized as Level 2. The fair value of note securities of CLOs are based on valuations received from an independent valuation firm and are categorized as Level 3.

The following table presents a reconciliation of beginning and ending balances of the Company's level 3 debt securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Debt securities, beginning of period	$—	$—	$—	$—
Purchases (sales), net	28,400	29,651	28,400	29,651
Debt securities, end of period	$28,400	$29,651	$28,400	$29,651
Nonqualified retirement plan assets represent U.S. retail funds within the Company's nonqualified retirement plan whose fair value is determined based on their published net asset value and are categorized as Level 1.

Contingent consideration represents liabilities associated with contingent payment arrangements made in connection with the Company's business combinations. In these contingent payment arrangements, the Company agrees to pay additional transaction consideration to the seller based on future performance and/or the passage of time. Contingent consideration is remeasured at fair value each reporting date using a simulation model or an income approach valuation technique with the assistance of an independent valuation firm, approved by management and is categorized as Level 3.

The following table presents a reconciliation of beginning and ending balances of the Company's contingent consideration liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Liabilities
Contingent consideration, beginning of period	$114,697	$20,000	$20,800	$36,100
Additions for acquisition	—	—	109,420	—
Adjustments for payments	—	—	(11,525)	(13,086)
Increase (reduction) of liability related to re-measurement of fair value	(6,679)	—	(10,677)	(3,014)
Contingent consideration, end of period	$108,018	$20,000	$108,018	$20,000
The contingent consideration liability as of September 30, 2026 was comprised of the following:
▪Keystone Acquisition liability as of September 30, 2026 was $96.7 million, measured using an option-pricing model and discounted cash flow valuation technique. The most significant unobservable inputs used relate to the discount rates (range of 6.42% - 6.97%) and the market price of risk adjustment (5.60%).
▪NFJ Group transaction liability as of September 30, 2026 was $11.3 million measured using an option-pricing model valuation technique. The most significant unobservable inputs used relate to the revenue growth rates, discount rates (6.15%) and the market price of risk adjustment (6.20%).

Cash, accounts receivable, accounts payable and accrued liabilities equal or approximate fair value based on the short-term nature of these instruments.

8. Equity Transactions
Dividends Declared
On August 19, 2026, the Company declared a quarterly cash dividend of $2.45 per common share to be paid on November 13, 2026 to shareholders of record at the close of business on October 30, 2026.

Common Stock Repurchases
During the three and nine months ended September 30, 2026, the Company repurchased 64,666 and 208,226 common shares, respectively, under its share repurchase program at a weighted average price of $154.61 and $144.04 per share, respectively, for a total cost, including fees and expenses, of $10.0 million and $30.0 million, respectively. As of September 30, 2026, 597,722 shares remained available for repurchase. Under the terms of the program, the Company may repurchase shares of its common stock from time to time at its discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price and prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

9. Stock-Based Compensation
Equity-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and unrestricted shares of common stock, may be granted to officers, employees and directors of the Company pursuant to the Company's Amended and Restated Omnibus Incentive and Equity Plan (the "Omnibus Plan"). At September 30, 2026, 472,105 shares of common stock remained available for issuance of the 3,825,000 shares that are authorized for issuance under the Omnibus Plan.

Stock-based compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stock-based compensation expense	$3,670	$5,688	$19,789	$19,231

Restricted Stock Units
Each RSU entitles the holder to one share of common stock when the restriction expires. RSUs may be time-vested or performance-contingent PSUs that convert into RSUs after performance measurement is complete and generally vest in one to three years. Shares that are issued upon vesting are newly issued shares from the Omnibus Plan and are not issued from treasury stock.

RSU activity, inclusive of PSUs, for the nine months ended September 30, 2026 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	336,797	$189.84
Granted	252,053	$126.36
Forfeited	(40,097)	$173.25
Settled	(111,879)	$184.76
Outstanding at September 30, 2026	436,874	$156.04
For the nine months ended September 30, 2026 and 2025, a total of 44,419 and 43,532 RSUs, respectively, were withheld by the Company as a result of net share settlements to settle minimum employee tax withholding obligations and for which the Company paid $5.7 million and $7.6 million, respectively, in minimum employee tax withholding obligations. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting.

During the nine months ended September 30, 2026 and 2025, the Company granted 48,754 and 37,777 PSUs, respectively, that contain performance-based metrics in addition to a service condition. Compensation expense for PSUs is generally recognized over a three-year service period based upon the value determined using a combination of (i) the intrinsic value method, for awards that contain a performance metric that represents a "performance condition" in accordance with ASC 718, Stock Compensation ("ASC 718") and (ii) the Monte Carlo simulation valuation model for awards that contain a "market condition" performance metric under ASC 718. Compensation expense for PSU awards that contain a market condition is fixed at the date of grant and will not be adjusted in future periods based upon the achievement of the market condition. Compensation expense for PSU awards with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period.

As of September 30, 2026, unamortized stock-based compensation expense for unvested RSUs and PSUs was $36.2 million with a weighted-average remaining contractual life of 1.4 years.

10. Earnings (Loss) Per Share
Earnings (loss) per share ("EPS") is calculated in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing net income (loss) attributable to Virtus Investment Partners, Inc. by the weighted-average number of common shares outstanding for the period, excluding dilution for potential common stock issuances. Diluted EPS reflects the potential dilution from securities or other contracts to issue common stock, including shares issuable upon the vesting of RSUs and the exercise of stock options, using the treasury stock method.

The computation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net Income (Loss)	$19,421	$31,341	$70,179	$102,136
Noncontrolling interests	2,694	585	4,367	810
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$22,115	$31,926	$74,546	$102,946
Shares:
Basic: Weighted-average number of shares outstanding	6,640	6,757	6,683	6,854
Plus: Incremental shares from assumed conversion of dilutive instruments	134	110	119	99
Diluted: Weighted-average number of shares outstanding	6,774	6,867	6,802	6,953
Earnings (Loss) per Share—Basic	$3.33	$4.73	$11.16	$15.02
Earnings (Loss) per Share—Diluted	$3.26	$4.65	$10.96	$14.81

The following table details the securities that have been excluded from the above computation of weighted-average number of shares for diluted EPS, because the effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Restricted stock units	2	2	45	26
Total anti-dilutive securities	2	2	45	26

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

The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 26.8% and 27.0% for the nine months ended September 30, 2026 and 2025, respectively. The lower estimated effective tax rate for the nine months ended September 30, 2026 was primarily due to a change in valuation allowances in the current year related to the tax effects of higher realized and unrealized gains on Company investments compared to the prior year and the rate impact of lower pre-tax income.

12. Debt
Credit Agreement
The Company's credit agreement (the "Credit Agreement") provides for (i) a $400.0 million term loan for the Company with a seven-year term (the "Term Loan") expiring in September 2032, and (ii) a $250.0 million revolving credit facility (the "Revolver") with a five-year term expiring in September 2030. The Company borrowed $50.0 million under the Revolver during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repaid $35.0 million and $3.0 million outstanding under the Revolver and Term Loan, respectively. At September 30, 2026, the Company had $15.0 million and $396.0 million outstanding under the Revolver and Term Loan, respectively. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheets net of related debt issuance costs, which were $8.0 million as of September 30, 2026.

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

Redeemable noncontrolling interests for the nine months ended September 30, 2026 included the following amounts:

	Redeemable Noncontrolling Interests
(in thousands)	CIP (1)	Investment Managers	Total
Balances at December 31, 2025	$76,152	$26,782	$102,934
Net income (loss) attributable to noncontrolling interests	(780)	264	(516)
Changes in redemption value (2)	—	(4,446)	(4,446)
Total net income (loss) attributable to noncontrolling interests	(780)	(4,182)	(4,962)
Business acquisition	—	104,564	104,564
Investment management subsidiary equity sales (purchases)	—	(5,453)	(5,453)
Net subscriptions (redemptions) and other	783	(2,968)	(2,185)
Balances at September 30, 2026	$76,155	$118,743	$194,898
(1)    See Note 15 for further description of the Company's consolidated investment products.
(2)    Relates to noncontrolling interests redeemable at other than fair value.

Investment Manager Noncontrolling Interests Liability
Minority interests held in a majority-owned investment management subsidiary that are subject to unconditional redemption provisions are considered mandatorily redeemable and classified as a liability. This liability is recorded at the greater of the estimated redemption value or the initial fair value with any changes recorded on the Condensed Consolidated

Statements of Operations within other expenses along with any distributions earned and paid. The balance as of September 30, 2026 was $140.4 million primarily attributable to the Keystone acquisition (see Note 4).

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

The liability associated with these awards was $1.6 million and $14.4 million at September 30, 2026 and December 31, 2025, respectively. Compensation expense related to these awards totaled $(3.9) million and $(1.4) million for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table presents the balances of CIP that, after intercompany eliminations, were reflected on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026			December 31, 2025
	VOEs	VIEs		VOEs	VIEs
(in thousands)		CLOs	GFs		CLOs	GFs
Cash and cash equivalents	$3,253	$91,404	$1,554	$2,284	$86,491	$2,928
Investments	72,395	2,384,337	94,519	75,877	2,450,177	107,298
Other assets	637	31,963	1,262	700	38,721	1,199
Notes payable	—	(2,293,779)	—	—	(2,359,828)	—
Securities purchased payable and other liabilities	(319)	(93,323)	(1,852)	(363)	(96,935)	(919)
Noncontrolling interests	(25,594)	(998)	(50,561)	(24,244)	(802)	(51,908)
Net interests in CIP	$50,372	$119,604	$44,922	$54,254	$117,824	$58,598

Consolidated CLOs
The majority of the Company's CIP that are VIEs are CLOs. A majority-owned consolidated private fund, whose primary purpose is to invest in CLOs for which the Company serves as the collateral manager, is also included. At September 30, 2026, the Company consolidated eight CLOs. On September 30, 2026, the Company issued a new CLO and in conjunction with the issuance, made a $28.4 million investment in the subordinated notes. The financial information of CLOs is included in the Company's condensed consolidated financial statements on a one-month lag based upon the availability of their financial information.

Investments of CLOs
The CLOs held investments of $2.4 billion at September 30, 2026, consisting of bank loan investments that comprise the majority of the CLOs' portfolio asset collateral and are senior secured corporate loans across a variety of industries. These bank loan investments mature at various dates between 2026 and 2033 and generally pay interest at SOFR plus a spread.

Notes Payable of CLOs
The CLOs held notes payable with a total value, at par, of $2.6 billion at September 30, 2026, consisting of senior secured floating rate notes payable with a par value of $2.3 billion and subordinated notes with a par value of $271.8 million. These note obligations bear interest at variable rates based on SOFR plus a pre-defined spread.

The Company's beneficial interests and maximum exposure to loss related to these consolidated CLOs is limited to (i) ownership in the subordinated notes and (ii) accrued management fees. The secured notes of the consolidated CLOs have contractual recourse only to the related assets of the CLO and are classified as financial liabilities. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative prescribed by ASU 2014-13, Consolidation (Topic 810) ("ASU 2014-13"), results in the net assets of the consolidated CLOs shown above to be equivalent to the beneficial interests retained by the Company at September 30, 2026, as shown in the table below:

(in thousands)
Subordinated notes	$118,223
Accrued investment management fees	1,381
Total Beneficial Interests	$119,604

The following table represents income and expenses of the consolidated CLOs included in the Company’s Condensed Consolidated Statements of Operations for the period indicated:

Nine Months Ended September 30, 2026
(in thousands)
Income:
Realized and unrealized gain (loss), net	$(7,972)
Interest income	135,880
Total Income	127,908

Expenses:
Other operating expenses	2,558
Interest expense	100,728
Total Expense	103,286
Noncontrolling interests	(595)
Net Income (Loss) Attributable to CLOs	$24,027

The following table represents the Company’s own economic interests in the consolidated CLOs, which are eliminated upon consolidation:

Nine Months Ended September 30, 2026
(in thousands)
Distributions received and unrealized gains (losses) on the subordinated notes held by the Company	$15,477
Investment management fees	8,550
Total Economic Interests	$24,027

Fair Value Measurements of CIP
The assets and liabilities of CIP measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 by fair value hierarchy level were as follows:

As of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$91,404	$—	$—	$91,404
Debt investments	46	2,467,913	28,057	2,496,016
Equity investments	54,156	944	135	55,235
Derivatives	519	122	—	641
Total assets measured at fair value	$146,125	$2,468,979	$28,192	$2,643,296
Liabilities
Notes payable	$—	$2,293,779	$—	$2,293,779
Derivatives	461	128	—	589
Total liabilities measured at fair value	$461	$2,293,907	$—	$2,294,368

As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$86,491	$—	$—	$86,491
Debt investments	91	2,536,337	30,333	2,566,761
Equity investments	66,180	—	411	66,591
Total assets measured at fair value	$152,762	$2,536,337	$30,744	$2,719,843
Liabilities
Notes payable	$—	$2,359,828	$—	$2,359,828
Derivatives	225	—	—	225
Total liabilities measured at fair value	$225	$2,359,828	$—	$2,360,053

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

Level 3 assets include debt and equity securities that are not widely traded, are illiquid or are priced by dealers based on pricing models used by market makers in the security. These securities are valued using significant unobservable inputs and may be based on internal valuation committees' assumptions in determining fair value or unadjusted prices from independent pricing services.

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

The securities purchased payable at September 30, 2026 and December 31, 2025 approximated fair value due to the short-term nature of the instruments.

The following table is a reconciliation of assets of CIP for Level 3 investments for which significant unobservable inputs were used to determine fair value:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Balance at beginning of period	$30,744	$7,689
Realized and unrealized gains (losses), net	(2,548)	(1,872)
Purchases	1,213	2,398
Sales	(3,825)	(49,282)
Transfers to Level 2	(48,566)	(50,208)
Transfers from Level 2	51,174	120,501
Balance at end of period (1)	$28,192	$29,226
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

The Company has interests in certain other VIEs that the Company does not consolidate as it is not the primary beneficiary since its interest in these entities does not provide the Company with the power to direct the activities that most significantly impact the entities' economic performance. At September 30, 2026, the carrying value and maximum risk of loss related to the Company's interest in these VIEs was $64.6 million.

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
Cautionary Statement Regarding Forward-Looking Statements
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

Financial Highlights
▪Total revenues were $197.6 million in the third quarter of 2026, a decrease of $18.8 million, or 8.7%, compared to total revenues of $216.4 million in the third quarter of 2025.
▪Operating income was $34.3 million in the third quarter of 2026, a decrease of $12.7 million, or 27.0%, compared to $47.1 million in the third quarter of 2025.
▪Net income per diluted share was $3.26 in the third quarter of 2026, a decrease of $1.39, or 29.9%, compared to net income per diluted share of $4.65 in the third quarter of 2025.

Keystone National Group
On March 1, 2026, the Company completed a majority investment in Keystone National Group ("Keystone"), an investment manager specializing in asset-centric private credit with $2.3 billion of assets under management at February 28, 2026.

Assets Under Management
Total sales were $4.3 billion in the third quarter of 2026, a decrease of $2.0 billion, or 31.7%, from $6.3 billion in the third quarter of 2025. Net flows were $(6.1) billion in the third quarter of 2026 compared to net flows of $(3.9) billion in the third quarter of 2025.

At September 30, 2026, total assets under management were $141.4 billion, representing a decrease of $27.9 billion, or 16.5%, from September 30, 2025, and a decrease of $18.1 billion, or 11.3%, from December 31, 2025. The decrease in total assets under management from September 30, 2025 primarily included $28.3 billion from net outflows partially offset by $0.3 billion from positive market performance and $2.3 billion from the addition of Keystone. The decrease in total assets under management from December 31, 2025 included $20.2 billion from net outflows partially offset by $1.1 billion from positive market performance and $2.3 billion from the addition of Keystone.

In September 2026, the Company received notification that an institutional subadvisory mandate representing approximately $7.0 billion of assets in a quality-oriented equity strategy would terminate in October 2026. The redemption transitioned in mid-October 2026. Due to the mandate's lower fee rate, the impact on investment management fees is expected to be significantly less than the impact on assets under management.

Assets Under Management by Product
The following table summarizes our assets under management by product:

	As of September 30,		Change
(in millions)	2026	2025	$	%
Open-End Funds (1)	$49,689	$55,724	$(6,035)	(10.8)%
Closed-End Funds (2)	12,557	10,867	1,690	15.6%
Retail Separate Accounts (3)	31,628	46,798	(15,170)	(32.4)%
Institutional Accounts (4)	47,532	55,936	(8,404)	(15.0)%
Total	$141,406	$169,325	$(27,919)	(16.5)%
Average Assets Under Management (5)	$153,675	$170,275	$(16,600)	(9.7)%
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

Asset Flows by Product
The following table summarizes asset flows by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Open-End Funds (1)
Beginning balance	$52,113	$55,653	$52,759	$56,073
Inflows	2,150	2,815	7,830	8,678
Outflows	(3,422)	(3,901)	(12,276)	(11,817)
Net flows	(1,272)	(1,086)	(4,446)	(3,139)
Market performance	(1,155)	1,335	1,573	3,296
Other (2)	3	(178)	(197)	(506)
Ending balance	$49,689	$55,724	$49,689	$55,724
Closed-End Funds (3)
Beginning balance	$13,471	$10,481	$10,635	$10,225
Inflows	68	3	184	12
Outflows (4)	(49)	(10)	(234)	(52)
Net flows	19	(7)	(50)	(40)
Market performance	(740)	581	690	1,216
Other (2)	(193)	(188)	1,282	(534)
Ending balance	$12,557	$10,867	$12,557	$10,867
Retail Separate Accounts (5)
Beginning balance	$36,217	$47,445	$43,091	$49,536
Inflows	957	1,449	3,566	4,659
Outflows	(3,602)	(2,666)	(13,207)	(7,340)
Net flows	(2,645)	(1,217)	(9,641)	(2,681)
Market performance	(1,944)	579	(1,821)	(46)
Other (2)	—	(9)	(1)	(11)
Ending balance	$31,628	$46,798	$31,628	$46,798

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Institutional Accounts (6)
Beginning balance	$50,361	$57,131	$53,008	$59,167
Inflows	1,107	2,006	4,538	4,744
Outflows	(3,352)	(3,548)	(10,616)	(9,662)
Net flows	(2,245)	(1,542)	(6,078)	(4,918)
Market performance	(474)	498	666	2,172
Other (2)	(110)	(151)	(64)	(485)
Ending balance	$47,532	$55,936	$47,532	$55,936
Total
Beginning balance	$152,162	$170,710	$159,493	$175,001
Inflows	4,282	6,273	16,118	18,093
Outflows	(10,425)	(10,125)	(36,333)	(28,871)
Net flows	(6,143)	(3,852)	(20,215)	(10,778)
Market performance	(4,313)	2,993	1,108	6,638
Other (2)	(300)	(526)	1,020	(1,536)
Ending balance	$141,406	$169,325	$141,406	$169,325
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
(6)Represents institutional separate and commingled accounts including structured products.

Assets Under Management by Asset Class
The following table summarizes assets under management by asset class:

	As of September 30,		Change		% of Total
(in millions)	2026	2025	$	%	2026	2025
Asset Class
Equity	$59,453	$92,066	$(32,613)	(35.4)%	42.0%	54.4%
Fixed income	39,532	39,750	(218)	(0.5)%	28.0%	23.5%
Multi-asset (1)	23,092	22,078	1,014	4.6%	16.3%	13.0%
Alternatives (2)	19,329	15,431	3,898	25.3%	13.7%	9.1%
Total	$141,406	$169,325	$(27,919)	(16.5)%	100.0%	100.0%

(1)    Consists of multi-asset offerings not included in equity, fixed income and alternatives.
(2)    Consists of listed real estate, managed futures, infrastructure, event-driven, private markets and other strategies.

Average Assets Under Management and Average Fees Earned
The following tables summarize the average management fees earned in basis points and average assets under management:

	Three Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (5)
	2026	2025	2026	2025
Products
Open-End Funds (1)	43.9	47.0	$51,671	$55,889
Closed-End Funds (2)	83.6	58.5	13,253	10,598
Retail Separate Accounts (3)	43.4	41.8	35,868	47,363
Institutional Accounts (4)	30.7	31.6	48,697	56,426
All Products	43.0	41.2	$149,489	$170,276

	Nine Months Ended September 30,
	Average Fee Earned (expressed in basis points)		Average Assets Under Management (in millions) (5)
	2026	2025	2026	2025
Products
Open-End Funds (1)	43.2	47.2	$52,449	$55,245
Closed-End Funds (2)	81.4	58.6	12,745	10,356
Retail Separate Accounts (3)	43.3	42.6	38,610	47,774
Institutional Accounts (4)	31.8	31.7	49,871	56,900
All Products	42.7	41.4	$153,675	$170,275
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

The average fee rate earned increased for the three and nine months ended September 30, 2026 compared to the same periods in the prior year primarily due to higher fee rates earned on the assets under management acquired from Keystone partially offset by a shift in the asset mix in our open-end funds to certain strategies, that have a lower fee rate.

Results of Operations
Summary Financial Data

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Investment management fees	$167,323	$183,762	$(16,439)	(8.9)%	$507,306	$549,329	$(42,023)	(7.6)%
Other revenue	30,274	32,623	(2,349)	(7.2)%	91,188	95,513	(4,325)	(4.5)%
Total revenues	197,597	216,385	(18,788)	(8.7)%	598,494	644,842	(46,348)	(7.2)%
Total operating expenses	163,248	169,325	(6,077)	(3.6)%	521,373	515,977	5,396	1.0%
Operating income (loss)	34,349	47,060	(12,711)	(27.0)%	77,121	128,865	(51,744)	(40.2)%
Other income (expense), net	(12,863)	(12,120)	(743)	6.1%	(7,548)	(19,858)	12,310	(62.0)%
Interest income (expense), net	8,076	9,509	(1,433)	(15.1)%	26,305	30,990	(4,685)	(15.1)%
Income (loss) before income taxes	29,562	44,449	(14,887)	(33.5)%	95,878	139,997	(44,119)	(31.5)%
Income tax expense (benefit)	10,141	13,108	(2,967)	(22.6)%	25,699	37,861	(12,162)	(32.1)%
Net income (loss)	19,421	31,341	(11,920)	(38.0)%	70,179	102,136	(31,957)	(31.3)%
Noncontrolling interests	2,694	585	2,109	360.5%	4,367	810	3,557	439.1%
Net Income (Loss) Attributable to Virtus Investment Partners, Inc.	$22,115	$31,926	$(9,811)	(30.7)%	$74,546	$102,946	$(28,400)	(27.6)%
Earnings (loss) per share-diluted	$3.26	$4.65	$(1.39)	(29.9)%	$10.96	$14.81	$(3.85)	(26.0)%
In the third quarter of 2026, total revenues decreased 8.7% to $197.6 million from $216.4 million in the third quarter of 2025, primarily as a result of decreased average assets under management, partially offset by the addition of Keystone. Operating income decreased by $12.7 million to $34.3 million in the third quarter of 2026 compared to $47.1 million in the third quarter of 2025, due primarily to an increase in amortization expenses as a result of the Keystone acquisition and decreased revenues as mentioned above.

Revenues
Revenues by source were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Investment management fees
Open-end funds	$63,143	$73,270	$(10,127)	(13.8)%	$188,334	$217,686	$(29,352)	(13.5)%
Closed-end funds	27,907	15,635	12,272	78.5%	77,512	45,369	32,143	70.8%
Retail separate accounts	41,489	52,172	(10,683)	(20.5)%	131,482	158,262	(26,780)	(16.9)%
Institutional accounts	34,784	42,685	(7,901)	(18.5)%	109,978	128,012	(18,034)	(14.1)%
Total investment management fees	167,323	183,762	(16,439)	(8.9)%	507,306	549,329	(42,023)	(7.6)%
Administration and shareholder service fees	17,320	18,869	(1,549)	(8.2)%	51,971	54,924	(2,953)	(5.4)%
Distribution and service fees	11,468	12,517	(1,049)	(8.4)%	34,859	37,238	(2,379)	(6.4)%
Other income and fees	1,486	1,237	249	20.1%	4,358	3,351	1,007	30.1%
Total Revenues	$197,597	$216,385	$(18,788)	(8.7)%	$598,494	$644,842	$(46,348)	(7.2)%
Investment Management Fees
Investment management fees are earned based on a percentage of assets under management and are paid pursuant to the terms of the respective investment management agreements, which generally require monthly or quarterly payments. Investment management fees decreased by $16.4 million, or 8.9%, and $42.0 million, or 7.6%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily due to decreased average assets under management.

Administration and Shareholder Service Fees
Administration and shareholder service fees represent fees earned for fund administration and shareholder services from our U.S. retail funds, ETFs and traditional closed-end funds. Fund administration and shareholder service fees decreased $1.5 million, or 8.2%, and $3.0 million, or 5.4%, during the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily due to the decrease in average assets under management of our U.S. retail funds partially offset by increased closed-end fund administration fees.

Distribution and Service Fees
Distribution and service fees are sales- and asset-based fees earned from open-end funds for marketing and distribution services. Distribution and service fees decreased $1.0 million, or 8.4%, and $2.4 million, or 6.4%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily due to lower sales and average assets under management for open-end funds in share classes that have sales- and asset-based distribution and service fees.

Other Income and Fees
Other income and fees primarily represent fees related to other fee-earning assets and marketing fees earned on certain ETFs. Other income and fees increased $0.2 million, or 20.1%, and $1.0 million, or 30.1%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily due to increased marketing fees earned on ETFs during the current year periods.

Operating Expenses
Operating expenses by category were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Operating expenses
Employment expenses	$92,499	$98,807	$(6,308)	(6.4)%	$300,184	$305,930	$(5,746)	(1.9)%
Distribution and other asset-based expenses	19,776	22,034	(2,258)	(10.2)%	60,593	66,905	(6,312)	(9.4)%
Other operating expenses	32,988	32,428	560	1.7%	101,395	98,051	3,344	3.4%
Other operating expenses of CIP	721	496	225	45.4%	3,662	2,306	1,356	58.8%
Change in fair value of contingent consideration	(6,679)	—	(6,679)	N/M	(10,677)	(3,014)	(7,663)	254.2%
Restructuring expense	2,193	693	1,500	216.5%	5,889	693	5,196	N/M
Depreciation expense	1,693	1,922	(229)	(11.9)%	5,039	6,273	(1,234)	(19.7)%
Amortization expense	20,057	12,945	7,112	54.9%	55,288	38,833	16,455	42.4%
Total operating expenses	$163,248	$169,325	$(6,077)	(3.6)%	$521,373	$515,977	$5,396	1.0%
  N/M = Not Meaningful

Employment Expenses
Employment expenses consist of fixed and variable compensation and related employee benefit costs. Employment expenses decreased by $6.3 million, or 6.4%, and $5.7 million, or 1.9%, for the three and nine months ended September 30, 2026, respectively, primarily due to a decrease in incentive compensation partially offset by the addition of Keystone employees.

Distribution and Other Asset-Based Expenses
Distribution and other asset-based expenses consist primarily of payments to third-party client intermediaries for providing services to investors in sponsored investment products. These payments are primarily based on assets under management. Distribution and other asset-based expenses decreased $2.3 million, or 10.2%, and $6.3 million, or 9.4%, for the three and nine months ended September 30, 2026, respectively, primarily due to decreases in assets under management in share classes that have asset-based distribution and other asset-based expenses.

Other Operating Expenses
Other operating expenses consist primarily of investment research and technology costs, software application and development expenses, professional fees, travel and distribution-related costs, rent and occupancy expenses, and other business costs. Other operating expenses increased $0.6 million, or 1.7%, and $3.3 million, or 3.4%, for the three and nine months ended September 30, 2026 compared to the same periods in the prior year primarily due to transaction costs and ongoing costs associated with the Keystone acquisition. The increase during the nine month period was partially offset by decreased rent associated with lease terminations in the prior year.

Other Operating Expenses of CIP
Other operating expenses of CIP increased $0.2 million, or 45.4%, and $1.4 million, or 58.8%, for the three and nine months ended September 30, 2026, compared to the same periods in the prior year primarily due to refinancing activities associated with CLOs in the current year.

Change in Fair Value of Contingent Consideration
Contingent consideration related to the Company's acquisitions are fair valued on each reporting date incorporating changes in various estimates, including underlying performance estimates, discount rates and amount of time until the conditions of the contingent payments are achieved. The change in fair value is recorded in the current period as a gain or loss. The change in fair value of contingent consideration for the three and nine months ended September 30, 2026 was primarily attributable to changes in underlying performance estimates and the passage of time.

Restructuring Expense
During the three and nine months ended September 30, 2026, the Company incurred $2.2 million and $5.9 million, respectively, in restructuring expense related to severance costs.

Depreciation Expense
Depreciation expense consists primarily of the straight-line depreciation of furniture, equipment and leasehold improvements. Depreciation expense decreased by $0.2 million, or 11.9%, for the three months ended September 30, 2026 primarily due to computer equipment in the current year becoming fully depreciated. Depreciation expense decreased $1.2 million, or 19.7%, for the nine months ended September 30, 2026, compared to the same period in the prior year primarily due to the prior year acceleration of depreciation on leasehold improvements associated with a terminated lease and a decrease in depreciation expense on computer equipment in the current year due to these assets becoming fully depreciated.

Amortization Expense
Amortization expense consists of the amortization of definite-lived intangible assets over their estimated useful lives. Amortization expense increased by $7.1 million, or 54.9%, and $16.5 million, or 42.4%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year, primarily due to the additional amortization associated with the Keystone acquisition.

Other Income (Expense)
Other Income (Expense), net by category were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Other Income (Expense)
Realized and unrealized gain (loss) on investments, net	$(2,377)	$2,257	$(4,634)	(205.3)%	$3,009	$5,237	$(2,228)	(42.5)%
Realized and unrealized gain (loss) of CIP, net	(9,849)	(14,913)	5,064	(34.0)%	(9,818)	(27,766)	17,948	(64.6)%
Other income (expense), net	(637)	536	(1,173)	(218.8)%	(739)	2,671	(3,410)	(127.7)%
Total Other Income (Expense), net	$(12,863)	$(12,120)	$(743)	6.1%	$(7,548)	$(19,858)	$12,310	(62.0)%
Realized and unrealized gain (loss) on investments, net
Realized and unrealized gain (loss) on investments, net changed during the three and nine months ended September 30, 2026 by $(4.6) million and $(2.2) million compared to the same periods in the prior year. The change for the three and nine months ended September 30, 2026 is primarily attributable to an increase in unrealized losses due to changes in market values of our investments.

Realized and unrealized gain (loss) of CIP, net
Realized and unrealized gain (loss) of CIP, net changed by $5.1 million and $17.9 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year. The change for the three months ended September 30, 2026 consisted primarily of changes in net unrealized gains of $9.2 million related to the value of the notes payable, partially offset by net unrealized and realized losses of $4.1 million due to changes in market values of leveraged loans. The change for the nine months ended September 30, 2026 consisted primarily of changes in net unrealized and realized gains of $16.2 million due to changes in market values of leveraged loans, as well as net unrealized gains of $1.7 million related to the value of the notes payable.

Other income (expense), net
Other income (expense) changed by $(1.2) million and $(3.4) million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily due to investment manager noncontrolling interest liability distributions partially offset by changes in the gains on our equity method investments.

Interest Income (Expense)
Interest Income (Expense), net by category were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Interest Income (Expense)
Interest expense	$(7,017)	$(5,299)	$(1,718)	32.4%	$(20,928)	$(14,442)	$(6,486)	44.9%
Interest and dividend income	1,818	2,200	(382)	(17.4)%	6,137	7,270	(1,133)	(15.6)%
Interest and dividend income of investments of CIP	46,443	45,918	525	1.1%	141,824	139,508	2,316	1.7%
Interest expense of CIP	(33,168)	(33,310)	142	(0.4)%	(100,728)	(101,346)	618	(0.6)%
Total Interest Income (Expense), net	$8,076	$9,509	$(1,433)	(15.1)%	$26,305	$30,990	$(4,685)	(15.1)%
Interest Expense
Interest expense increased $1.7 million, or 32.4%, and $6.5 million, or 44.9%, for the three and nine months ended September 30, 2026, primarily due to increased average debt outstanding during the current year periods.

Interest and Dividend Income
Interest and dividend income is earned on cash equivalents and marketable securities. Interest and dividend income decreased $0.4 million, or 17.4%, and $1.1 million, or 15.6%, for the three and nine months ended September 30, 2026, compared to the same periods in the prior year primarily due to lower average interest rates.

Interest and Dividend Income of Investments of CIP
Interest and dividend income of investments of CIP increased $0.5 million, or 1.1%, and $2.3 million, or 1.7%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year, primarily due to the addition of a CLO in the fourth quarter of 2025 partially offset by lower interest rates.

Interest Expense of CIP
Interest expense of CIP represents interest expense on the notes payable of CIP. Interest expense of CIP decreased $0.1 million, or 0.4%, and $0.6 million, or 0.6%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year primarily due to lower interest rates partially offset by the addition of a CLO in the fourth quarter of 2025.

Income Tax Expense (Benefit)
The provision for income taxes reflected U.S. federal, state and local taxes at an estimated effective tax rate of 26.8% and 27.0% for the nine months ended September 30, 2026 and 2025, respectively. The lower estimated effective tax rate for the nine months ended September 30, 2026 was primarily due to a change in valuation allowances in the current year related to the tax effects of higher realized and unrealized gains on Company investments compared to the prior year.

Liquidity and Capital Resources
Certain Financial Data
The following table summarizes certain financial data relating to our liquidity and capital resources:

	September 30, 2026	December 31, 2025	Change
(in thousands)			$	%
Balance Sheet Data
Cash and cash equivalents	$187,218	$386,483	$(199,265)	(51.6)%
Investments	173,210	157,480	15,730	10.0%
Contingent consideration	115,990	39,108	76,882	196.6%
Debt	402,962	389,957	13,005	3.3%
Investment manager noncontrolling interests liability	140,392	14,937	125,455	N/M
Redeemable noncontrolling interests	194,898	102,934	91,964	89.3%
Total equity	947,838	934,845	12,993	1.4%
  N/M = Not Meaningful

	Nine Months Ended September 30,		Change
(in thousands, Provided by (Used in));	2026	2025	$	%
Cash Flow Data
Operating activities	$168,585	$180,245	$(11,660)	(6.5)%
Investing activities	(199,903)	(5,424)	(194,479)	N/M
Financing activities	(163,065)	(114,246)	(48,819)	42.7%
N/M = Not Meaningful

Overview
At September 30, 2026, we had $187.2 million of cash and cash equivalents and $173.2 million of investments, which included $84.3 million of investment securities, compared to $386.5 million of cash and cash equivalents and $157.5 million of investments, which included $76.5 million of investment securities, at December 31, 2025.

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

Capital and Reserve Requirements
Certain of our subsidiaries are registered with the SEC, Central Bank of Ireland, Financial Conduct Authority or other regulators that subject them to certain rules regarding minimum net capital. Failure to meet these requirements could result in adverse consequences to us, including additional reporting requirements, or interruption of our business. At September 30, 2026, our broker-dealer net capital was significantly greater than the required minimum.

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

Operating Cash Flow
Net cash provided by operating activities of $168.6 million for the nine months ended September 30, 2026 decreased by $11.7 million from net cash provided by operating activities of $180.2 million for the same period in the prior year primarily due to a $32.0 million decrease in net income partially offset by an increase of $24.6 million in net sales of investments by CIP.

Investing Cash Flow
Cash flows from investing activities consist primarily of acquisitions of businesses, capital expenditures and other investing activities related to our business operations. Net cash used in investing activities of $199.9 million for the nine months ended September 30, 2026 increased by $194.5 million from net cash used in investing activities of $5.4 million for the same period in the prior year primarily due to the acquisition of Keystone.

Financing Cash Flow
Cash flows from financing activities consist primarily of transactions related to our common shares, issuance and repayment of debt by us and CIP, payments of contingent consideration and purchases and sales of noncontrolling interests. Net cash used in financing activities of $163.1 million for the nine months ended September 30, 2026 increased by $48.8 million from net cash used of $114.2 million for the same period in the prior year primarily due to a decrease of $151.2 million in borrowings on our credit agreement partially offset by an increase of $78.6 million in net borrowings of CIP and a $19.5 million decrease in repurchases of common shares during the current year period.

Credit Agreement
The Company's credit agreement (the "Credit Agreement") provides for (i) a $400.0 million term loan for the Company with a seven-year term (the "Term Loan") expiring in September 2032, and (ii) a $250.0 million revolving credit facility (the "Revolver") with a five-year term expiring in September 2030. The Company borrowed $50.0 million under the Revolver during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repaid $35.0 million and $3.0 million outstanding under the Revolver and Term Loan, respectively. At September 30, 2026, the Company had $15.0 million and $396.0 million outstanding under the Revolver and Term Loan, respectively. In accordance with ASC 835, Interest, the amounts outstanding under the Company's Term Loan are presented on the Condensed Consolidated Balance Sheets net of related debt issuance costs, which were $8.0 million as of September 30, 2026.

Critical Accounting Policies and Estimates
Our financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates. Actual results will vary from these estimates. A discussion of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. A complete description of our significant accounting policies is included in our 2025 Annual Report on Form 10-K. There were no material changes in our critical accounting policies and estimates in the three months ended September 30, 2026.

Recently Issued Accounting Pronouncements
For a discussion of accounting standards, see Note 2 in our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to market risk associated with unfavorable movements in interest rates and securities prices. During the three and nine months ended September 30, 2026, there were no material changes to the information contained in Part II, Item 7A of the Company's 2025 Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of the internal controls of Keystone, which was acquired by the Company on March 1, 2026, from its evaluation of the effectiveness of the Company's disclosure controls and procedures. Keystone represented approximately 12.2% of the Company's consolidated total assets at September 30, 2026 and 5.7% and 5.1% of the Company's consolidated total revenues as of and for the three and nine months ended September 30, 2026, respectively.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
An aggregate of 6,430,045 shares of our common stock have been authorized to be repurchased under a share repurchase program, initially approved by our Board of Directors in 2010. As of September 30, 2026, 597,722 shares remained available for repurchase. Under the terms of the program, we may repurchase shares of our common stock from time to time at our discretion through open market repurchases, privately negotiated transactions and/or other mechanisms, depending on price, prevailing market and business conditions. The program, which has no specified term, may be suspended or terminated at any time.

The following table sets forth information regarding our share repurchases in each month during the quarter ended September 30, 2026.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2026	—	$—	—	662,388
August 1-31, 2026	31,669	$167.09	31,669	630,719
September 1-30, 2026	32,997	$142.63	32,997	597,722
Total	64,666		64,666
(1) Average price paid per share is calculated on a settlement basis and excludes commissions and taxes.

Item 5.    Other Information
During the three months ended September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Dated: November 9, 2026

VIRTUS INVESTMENT PARTNERS, INC.
(Registrant)

By:	/s/ Michael A. Angerthal
Michael A. Angerthal
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)